Form 10-Q
period 2017-09-30
Tribus Enterprises, Inc.
filed 2017-11-13
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Tribus Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Washington	82-1104757
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3808 N. Sullivan Rd. Building 13-D
Spokane Valley, WA	99216
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: (509) 992-4743

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 14, 2017, the issuer had 5,541,658 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

TRIBUS ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$84,134	$298,942
Prepaid expenses	1,725	2,992
Total current assets	85,859	301,934

Deposits	2,440	2,240
Equipment, net of accumulated depreciation of $6,200 and $374, respectively	47,853	7,760

Total assets	$136,152	$311,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$20,356	$3,244
Accrued rent	7,049	—
Loan, current (Note 7)	6,488	—
Total current liabilities	33,893	3,244

Loan, net of current portion (Note 7)	23,789	—

Total liabilities	57,682	3,244

Stockholders’ equity
Common stock subscribed	21,000	—
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at September 30, 2017 and March 31, 2017, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 authorized 5,541,658 issued and outstanding at September 30, 2017 and March 31, 2017, respectively	5,542	5,542
Additional paid in capital	338,403	338,403
Accumulated deficit	(306,475)	(55,255)
Total stockholders’ equity	78,470	308,690

Total liabilities and stockholders’ equity	$136,152	$311,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016
Operating expenses
Employee costs	$50,167	$—	$104,350	$—
Professional fees	8,401	—	14,042	285
General and administrative	48,694	—	98,474	109
Facilities	12,206	—	20,616	—
Research and development	5,931	—	7,911	—
Depreciation expense	3,256	—	5,827	—
Total operating expenses	128,655	—	251,220	394

Net and comprehensive loss	$(128,655)	$—	$(251,220)	$(394)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding, basic and diluted	5,541,658	—	5,541,658	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(251,220)	$(394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,827	—
Changes in operating assets and liabilities:
Prepaid expenses	1,267	—
Deposits	(200)	—
Accounts payable and accrued liabilities	17,112	(5,687)
Deferred rent	7,049	—
Net cash used in operating activities	(220,165)	(6,081)

Cash flows from investing activities
Purchase of equipment	(13,481)	—
Net cash used in investing activities	(13,481)	—

Cash flows from financing activities
Loan repayments	(2,162)	—
Cash contributions by related parties	—	4,160
Proceeds from common stock subscriptions	21,000	—
Net cash provided by financing activities	18,838	4,160

Cash, beginning of period	298,942	2,230
Net change in cash	(214,808)	(1,921)
Cash, end of period	$84,134	$309

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Loan entered into for purchase of vehicle	$32,439	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

The Company was incorporated in the State of Washington on March 29, 2017 for the purpose of developing, designing, manufacturing and distributing hand tools. Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC (“Tribus Innovations”) and acquired all of the outstanding ownership interests of Tribus Innovations. Tribus Innovations was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017. The Company has not yet realized revenues from its planned business activities.

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 audited financial statements. The results of operations for the periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully its plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

NOTE 4 – CAPITAL STOCK

Authorized

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value Series A Preferred Stock, 5,000,000 shares of $0.001 par value Series B Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

The holders of the Series A Preferred Stock are entitled to 10 votes for each share held. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock at the discretion of the Company’s directors. In the event that there is a change of control transaction, each share of Series A Preferred Stock is convertible into 4 shares of Common Stock at the option of the holder. The holders of the Series A Preferred Stock are entitled to participate in dividends. Dividends are non-cumulative and are at the discretion of the Company’s directors.

Common Stock Subscribed

During the three months ended September 30, 2017, the Company accepted five separate stock subscriptions to issue a total of 84,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $21,000. The shares of common stock will be issued upon achieving certain minimum cash raise requirements as set forth in the subscription agreements.

Issued

At inception on March 29, 2017, the Company issued 19,999,998 Series A Preferred Shares to the owners of Tribus Innovations LLC. A further 2,600,000 shares of Common Stock were also issued to the owners of Tribus Innovations LLC pursuant to the share exchange agreement as discussed in Note 1 – Nature of Operations and Organization The issuance of these shares of Common Stock and Preferred Stock were accounted as a recapitalization transaction reflecting the reverse merger of the Company by Tribus Innovations LLC.

On March 31, 2017, the Company issued 2,941,658 shares of common stock for cash proceeds of $352,760.

There were 19,999,998, -0- and 5,541,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of September 30, 2017 and March 31, 2017, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. The lease requires future minimum payments as shown below:

Year ending March 31,
2018	$23,040
2019	47,334
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$225,384

NOTE 6 – RELATED PARTY BALANCES

Included in accrued liabilities at September 30, 2017 is $nil (March 31, 2017 - $1,154) due to a director and officer of the Company for an accrual of salary. This amount is unsecured, does not bear interest and is due on demand.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

NOTE 7 – LOAN PAYABLE

During the six months ended September 30, 2017 the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest a 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company accepted subscription agreements to issue a further 462,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds to the Company of $115,500. Additionally, the Company accepted two subscription agreements to issue a total of 250,000 shares of Series B Convertible Preferred stock at a price of $0.80 per share resulting in cash proceeds of $200,000. The Series B Convertible Preferred stock is convertible into four shares of Common Stock at the discretion of the Company’s directors.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company was formed on March 29, 2017 in the State of Washington.

Business Strategy

Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC (“Tribus Innovations”) and acquired all of the outstanding ownership interests of Tribus Innovations. Tribus Innovations was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017. The Company has not yet realized revenues from its planned business activities. The membership interests of Tribus Innovations, LLC were all held by the officers and directors of Tribus Enterprises, Inc. The Company acquired 100% of the membership interests of Tribus Innovations, LLC in exchange for 2,600,000 of our common shares and 19,999,998 of our shares of Class A preferred stock. Tribus Innovations is currently a 100% owned subsidiary of the Company.

Tribus LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have aPatent Pending since April of 2016, application number: 15/092,056 Duration of Patent should be a standard of 20 years once the patent is granted by the USPTO. Their initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding. Tribus LLC has made several plastic resin prototypes in 2016. Tribus LLC is currently developing metal prototypes built out of tool grade steel and will be testing the results. The detailed designs and specifications of the product are complete and are awaiting testing results. These results may reveal any necessary design changes that may be needed for either the manufacturing process or to address failures.

Products

Tribus LLC’s ratcheting flare nut wrench addresses the market in a way that has never been done before; reducing the time it takes to turn inline fasteners.

●   Ease of Use – There are no buttons or switches. In order to reverse the tightening direction, simply remove the tool and rotate it 180°.

●   Learning Curve – This works the same as a standard open ended wrench but it has the ability to ratchet, saving valuable time. There will be a very short and slight learning curve as the users will simply need to remove the tool off the fastener and line up the open slots to remove the tool completely off the line.

●   Heavy Torque application – Due to the design of the pawls that engage into the ratchet, it has at least 4x more contact surfaces than standard ratcheting wrenches. This will translate to much more application of torque.

●   Convenience in tight spaces – Pawls have been designed along with corresponding grooves in the ratchet so users can maximize ratchet pitch. It will only take 2°- 4° to get the ratchet to click. This is crucial in tight spaces where there is very little room to swing the ratchet.

Tribus LLC also has a smartphone application division that has two additional products under development. One is a home garage door automation application, the other is a construction time management application that is completely cloud driven. The garage door automation application is specific to motorcycle riders. The construction time management application provides employers and employees better analytics and can replace traditional time cards punching in & out.

Tribus Innovations’ ratcheting flare nut wrench will be produced for sale in the hand tool industry. Historically there have been limited designs in the ratcheting flare nut wrench sales market such as; Gear Wrench part number 89100 (UPC 099575891007) and the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus Innovations’ version of the ratcheting flare nut wrench breaks new ground in this market.

Liquidity and Capital Resources

As of September 30, 2017, we had $84,134 in cash, total current assets of $85,859 and total current liabilities of $33,893 creating a working capital balance of $51,966. Current liabilities consisted of $20,356 of accounts payable, $7,049 of accrued rent and a current loan payable of $6,488.

Net cash used in operating activities was $220,165 compared to $6,081 for the six months ended September 30, 2017 and 2016 respectively.

Net cash used in investing activities was $13,481 compared to $0 for the six months ended September 30, 2017 and 2016 respectively.

Net cash provided by financing activities was $18,838 compared to $4,160 for the six months ended September 30, 2017 and 2016 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or six months ended September 30, 2017 or 2016. Total operating expenses were $128,655 during the three months ended September 30, 2017 and $0 for the three months ended September 30, 2016. Net loss for the three months ended September 30, 2017 was $128,655 compared to $0 for the same period in 2016.

Total operating expenses were $251,,20 during the six months ended September 30, 2017 and $394 for the six months ended September 30, 2016. Net loss for the six months ended September 30, 2017 was $251,220 compared to $394 for the same period in 2016.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2017.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form S-1 which went effective on September 20, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 13, 2017

Tribus Enterprises, Inc.
Registrant

By:	/s/ Kendall Bertagnole
Kendall Bertagnole
Chief Executive Officer