Form 10-Q
period 2017-12-31
Tribus Enterprises, Inc.
filed 2018-02-14
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Yes ☐ No ☒

As of December 31, 2017, the issuer had 6,161,658 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

TRIBUS ENTERPRISES, INC.

UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Unaudited Consolidated Balance Sheets	1
Unaudited Consolidated Statements of Operations	2
Unaudited Consolidated Statements of Cash Flows	3
Notes to Unaudited Consolidated Financial Statements	4 - 6

TRIBUS ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
ASSETS
Current assets
Cash	$303,975	$298,942
Prepaid expenses	107	2,992
Total current assets	304,082	301,934

Deposits	2,440	2,240
Equipment, net of accumulated depreciation of $9,458 and $374, respectively	44,595	7,760

Total assets	$351,117	$311,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$31,076	$3,244
Accrued rent	7,438	—
Loan, current (Note 7)	6,488	—
Total current liabilities	45,002	3,244

Loan, net of current portion (Note 7)	22,167	—

Total liabilities	67,169	3,244

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at December 31, 2017 and March 31, 2017, respectively	20,000	20,000
Series B preferred stock, $0.001 par; 5,000,000 authorized; 250,000 and 0 issued or outstanding at December 31, 2017 and March 31, 2017, respectively	250	—
Common stock, $0.001 par value; 100,000,000 authorized; 6,161,658 and 5,541,658 issued and outstanding at December 31, 2017 and March 31, 2017, respectively	6,162	5,542
Additional paid in capital	692,533	338,403
Accumulated deficit	(434,997)	(55,255)
Total stockholders’ equity	283,948	308,690

Total liabilities and stockholders’ equity	$351,117	$311,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016
Operating expenses
Employee costs	62,657	—	167,007	—
Professional fees	11,135	—	25,177	285
General and administrative	38,471	—	136,945	109
Facilities	12,458	—	33,074	—
Research and development	544	—	8,455	—
Depreciation expense	3,257	—	9,084	—
Total operating expenses	128,522	—	379,742	394

Net and comprehensive loss	$(128,522)	$—	$(379,742)	$(394)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.07)	$(0.00)

Weighted average shares outstanding, basic and diluted	5,575,354	—	5,552,931	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(379,742)	$(394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,084	—
Changes in operating assets and liabilities:
Prepaid expenses	2,885	—
Deposits	(200)	—
Accounts payable and accrued liabilities	27,832	(5,687)
Deferred rent	7,438	—
Net cash used in operating activities	(332,703)	(6,081)

Cash flows from investing activities
Purchase of equipment	(13,480)	—
Net cash used in investing activities	(13,480)	—

Cash flows from financing activities
Loan repayments	(3,784)	—
Cash contributions by related parties	—	4,160
Proceeds from sale of common stock	155,000
Proceeds from the sale of series B preferred stock	200,000	—
Net cash provided by financing activities	351,216	4,160

Cash, beginning of period	298,942	2,230
Net change in cash	5,033	(1,921)
Cash, end of period	$303,975	$309

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Loan entered into for purchase of vehicle	$32,439	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended December 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 audited financial statements. The results of operations for the periods ended December 31, 2017 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully implement its plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

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

The holder of the Series B Preferred Stock are entitled to 4 votes for each share held. Each share of the Series B Preferred Stock is convertible into 4 shares of Common Stock at the option of the holder for 1 year. The holders of the Series B preferred stock are entitled to participate in dividends. Dividends are non-cumulative and are at the discretion of the Company’s directors.

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

During the nine months ended December 31, 2017, the Company accepted stock subscriptions to issue a total of 620,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $155,000. The minimum capital raise required prior to closing the subscriptions was $100,000 which was achieved in October 2017. The shares of common stock were considered issued at December 31, 2017.

During October 2017, the Company issued a total of 250,000 shares of Series B Preferred Stock for total cash proceeds of $200,000.

There were 19,999,998; 250,000 and 6,161,658 shares of Series A Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of December 31, 2017, respectively.

There were 19,999,998, -0- and 5,541,658 shares of Series A Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2017, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. The lease requires future minimum payments as shown below:

Year ending March 31,
2018	$11,520
2019	47,334
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$213,864

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

December 31, 2017

NOTE 6 – RELATED PARTY BALANCES

Included in accrued liabilities at December 31, 2017 is $nil (March 31, 2017 - $1,154) due to a director and officer of the Company for an accrual of salary. Included in accrued liabilities at December 31, 2017 is $364 (March 31, 2017 - $nil) due to a director and officer of the Company for an over repayment of a travel advance made to the director and officer. This amount is unsecured, does not bear interest and is due on demand.

NOTE 7 – LOAN PAYABLE

During the nine months ended December 31, 2017 the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest a 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company accepted subscription agreements to issue a further 718,000 shares of common stock at a price of $0.25 per share resulting in cash proceeds to the Company of $179,500. Additionally, the Company accepted three subscription agreements to issue a total of 343,750 shares of Series B Convertible Preferred stock at a price of $0.80 per share resulting in cash proceeds of $275,000 and an additional subscription to exchange 100,000 shares of common stock previously purchased for $25,000 for 31,250 shares of Series B Convertible Preferred stock valued at $0.80 per share for a total of $25,000.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $303,975 in cash, total current assets of $304,082 and total current liabilities of $45,002 creating a working capital balance of $259,080. Current liabilities consisted of $31,076 of accounts payable, $7,438 of accrued rent and a current loan payable of $6,488.

As of September 30, 2017, we had $84,134 in cash, total current assets of $85,859 and total current liabilities of $33,893 creating a working capital balance of $51,966. Current liabilities consisted of $20,356 of accounts payable, $7,049 of accrued rent and a current loan payable of $6,488.

Net cash used in operating activities was $332,703 compared to $6,081 for the nine months ended December 31, 2017 and 2016 respectively.

Net cash used in investing activities was $13,480 compared to $0 for the nine months ended December 31, 2017 and 2016 respectively.

Net cash provided by financing activities was $351,216 compared to $4,160 for the nine months ended December 31, 2017 and 2016 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended December 31, 2017 or 2016. Total operating expenses were $128,522 during the three months ended December 31, 2017 and $0 for the three months ended December 31, 2016. Net loss for the three months ended December 31, 2017 was $128,522 compared to $0 for the same period in 2016.

Total operating expenses were $379,742 during the nine months ended December 31, 2017 and $394 for the nine months ended December 31, 2016. Net loss for the nine months ended December 31, 2017 was $379,742 compared to $394 for the same period in 2016.

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

Date: February 14, 2018

Tribus Enterprises, Inc.
Registrant

By:
Kendall Bertagnole Chief Executive Officer