Form 10-K
period 2018-03-31
Tribus Enterprises, Inc.
filed 2018-06-29
CIK 1706573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

TRIBUS ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Washington	82-1104757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3808 N. Sullivan Rd. Building 13-D, Spokane Valley, WA	99216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (509) 992-4743

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No ☒

The number of shares of Common Stock, $0.0001 par value, outstanding on March 31, 2018 was ; 6,903,658 shares.

TRIBUS ENTERPRISES, INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2018

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Tribus Enterprises, Inc.

PART I

ITEM 1. BUSINESS

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

Tribus LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have a Patent Pending since April of 2016, application number: 15/092,056 Duration of Patent should be a standard of 20 years once the patent is granted by the USPTO. Their initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding. Tribus LLC has made several plastic resin prototypes in 2016. Tribus LLC has developed metal prototypes built out of tool grade steel and has been testing the results. The results have been extraordinary and have exceeded the expectations of everyone who has been involved. Tribus LLC has improved the design of the Ratcheting Flare Nut Wrench to make it even stronger with more capabilities as well as increasing the functionality.

Products

Tribus LLC’s ratcheting flare nut wrench addresses the market in a way that has never been done before; reducing the time it takes to turn inline fasteners.

●          Ease of Use – There are no buttons or switches. In order to reverse the tightening direction, simply remove the tool and rotate it 180°. Most other flare nut wrenches do not use buttons or switches.

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

●          Convenience in tight spaces – Pawls have been designed along with corresponding grooves in the ratchet so users can maximize ratchet pitch. It will only take 4° to get the ratchet to click. This is crucial in tight spaces where there is very little room to swing the ratchet.

Tribus Innovations’ ratcheting flare nut wrench will be produced for sale in the hand tool industry. Historically there have been limited designs in the ratcheting flare nut wrench sales market such as; Gear Wrench part number 89100 (UPC 099575891007) and the traditional nonratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus Innovations’ version of the ratcheting flare nut wrench breaks new ground in this market.

Employees

As of March 31, 2018, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have two agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

Risks Relating to the Early Stage of our Company

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in March 2017 but we have not yet begun full scale operations. We have not licensed or sold any products commercially and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. The Company has not generated any revenue at this time. We have produced initial wrenches. We have also started purchasing machinery and it is starting to be set in place in the month of June 2018.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of ($593,399) as of March 31, 2018 and we expect to continue to incur significant set up expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund set up and marketing. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We expect to raise additional capital during 2018 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital. Proceeds from this offering may not be sufficient for the Issuer to continue to finance its operations

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

Risks Relating to Our Business

We have limited sales and marketing experience, which increases the risk that our business will fail.

Our officers, who will be responsible for marketing our products to potential users, have only nominal sales and marketing experience. Further, we have budgeted only minimal amounts toward sales and marketing efforts over the next 12 months, which by industry standards is a very limited amount of capital with which to launch our effort. Given the relatively small marketing budget and limited experience of our officers, there can be no assurance that such efforts will be successful. Further, if our initial efforts to create a market for our products are not successful, there can be no assurance that we will be able to attract and retain qualified individuals with marketing and sales expertise to attract customers to our website. www.TribusUSA.com. Our future success will depend, among other factors, upon whether our products can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our products will gain wide acceptance in its targeted markets or that we will be able to effectively market our products.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. As widely reported, the global and domestic financial markets have been extremely volatile in recent months. If such conditions and constraints continue or if there is no investor appetite to finance our specific business, we may not be able to acquire additional financing through credit markets or equity markets. Even if additional financing is available, it may not be available on terms favorable to us. At this time, we have not identified or secured sources of additional financing. Our failure to secure additional financing when it becomes required will have an adverse effect on our ability to remain in business.

Our auditor has raised substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

We will need to achieve commercial acceptance of our product to generate revenues and achieve profitability.

We cannot predict when significant commercial market acceptance for our products will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products, we may not be able to generate revenues from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new products that are accepted by customers. If we are unable to cost-effectively achieve acceptance of our products by customers, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

We are a small company with limited resources relative to our competitors and we may not be able to compete effectively.

The product marketing services of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we may be able to devote to our products. Therefore, we may not be able to compete effectively and our business may fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 3808 N. Sullivan Rd. Building 13-D, Spokane Valley, WA 99216 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 31, 2018, we had 132 stockholders of record of the 6,903,658 common shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;
●	earnings;
●	need for funds;
●	capital requirements;
●	prior claims of preferred stock to the extent issued and outstanding; and
●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Tribus was formed to manufacture, and market products researched and developed by Tribus Innovation, LLC (“Tribus LLC”) its wholly owned subsidiary.

Tribus LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have a Patent Pending since April of 2016, application number: 15/092,056 Duration of Patent should be a standard of 20 years once the patent is granted by the USPTO. Their initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding. Tribus LLC has made several plastic resin prototypes in 2016. Tribus LLC is currently has developinged metal prototypes built out of tool grade steel and will has been testing the results. The results have been extraordinary and have exceeded the expectations of everyone who has been involved. The detailed designs and specifications of the product are complete and are awaiting testing results. These results may reveal any necessary design changes that may be needed for either the manufacturing process or to address failures. Tribus LLC has improved the design of the Ratcheting Flare Nut Wrench to make it even stronger with more capabilities as well as increasing the functionality.

Tribus Enterprises, Inc. will begin the process of ordering machinery and material to start producing our Product. Tribus Enterprises, Inc. has entered into a manufacturing contract with Dynamic Machine Works who will be their manufacturing partner. All machinery that is purchased will be placed in their facility and with Dynamic Machine Works manufacturing experience they will assist Tribus in bringing the product to market. Each piece of equipment has a lead time on it to arrive at our location so time is of the essence to get us up and operational.

HAAS UMC 750 Mill – 1 week

Midaco UMC Pallet Changer – 10 weeks

HAAS VF2 Mill – 1 week

HAAS ST-20Y Lathe – 2 weeks

OMAX 60120 Waterjet – 2 weeks

Raptor Workholding & Tombstones – 1 week

Lathe Bar Feeder – 1 week

FiberFly CompactMark G6 Laser Engraver – 6 weeks

Midaco VF2 Pallet Changer – 2 weeks

The company upon receiving the investment money will be ready for full time production within 12-16 weeks upon placing orders and getting machinery running and operational.

Market Initial Wrench Product

The intention of this tool initially was to serve a couple of very specific markets. Our early ideas were to have imperial and metric sets of these tools that would service automobile brake systems (brake lines and compression fittings), as well as automotive transmissions (transmission lines and compression fittings). However, we at Tribus found other markets that appeared self-evident by simply showing our network of friends the plastic resin tools that we 3D printed. The cable installation industry could potentially issue all installation fleet members a 7/16” version of this tool. An instance occurred where a plumber requested several specific sizes of these tools. Air conditioning repair men have inquired about the tool as well. Additionally, a 7/8” version of this tool would be ideal for the scaffold building industry.

The tool that Tribus LLC has invented is unique. There is no competition in the space of ratcheting flare nut wrenches. Every brake shop in the country will want a set of these in both metric and imperial. Careful consideration was written into the patent language to allow for multiple configurations of this tool. Tribus, LLC designed a variety of versions and different configurations, such as an indexing head that allows for speed wrenching, or angled heads to offset the handle from the work surface.

We find ourselves in a rather unique position with no existing competitors. We also believe in the power of disruptive technology. Our goals are to create and own the market. We have several ideas as to how we can accomplish this.

An aggressive sales and marketing branch of the business will be created. The marketing department will create and support the value messaging that coincides with our business philosophy about the tool. The marketing department will also exaggerate the pain points of tools that compare to ours. The marketing department will additionally create all the necessary content needed for our sales department.

The company founders have come to a decision about how to get our product into the market and ultimately into the hands of our consumers. We have decided that as a startup company, we need to have direct sales but work on establishing relationships with regional fleet mechanic shops, nationwide distributors and retail buyers. Ideally, we would like to have distribution deals in place with companies like Matco Tools, Cornwell Tools, and Mac Tools. Eventually, Tribus Innovations would be thrilled to have a deal in place with nationwide retailers like AutoZone, Costco, Pep Boys and even Ace Hardware.

In short, successfully reaching our revenue goals will require direct sales in the Pacific Northwest region while simultaneously building relationships with nationwide distributors and retail buyers. We will capitalize on low hanging fruit first. Our outside sales team will visit small mechanics’ shops and show them the value of our tool in person. Eventually, the outside sales team will be working on more sophisticated and larger companies that have franchise locations throughout the region.

The marketing team and our inside sales team will be working hand in hand to develop relationships over the phone with private mechanics’ shops, regional fleet mechanic shops, large regional franchise mechanics’ shops, tool distributors and retail buyers. The inside sales group will literally be on the phone with all these potential customers and their job will be to do the cold calls and generate sales leads and set aside all the rejections. Occasionally, we are sure that a small percentage of cold calls could lead to a direct sale on the spot. However, the sales leads that the inside sales team generate shall be passed to the outside sales team.

The outside sales team will use the qualified sales leads to simply arrange appointments and do a product demonstration and develop a relationship. Private mechanic shops and smaller customers will be expected to have a short sales cycle. Larger customers like regional franchise mechanics’ shops and large retail buyers would require longer sales cycles.

We have many preorders from people who have stopped into our office, sales presentations that we have done and the directors of the company going and stopping at mechanics shops to generate interest in the product.

Liquidity and Capital Resources

As of March 31, 2018, we had current assets of $913,958, consisting of $913,958 in cash. Current liabilities at March 31, 2018, totaled $ 47,251. As of March 31, 2017 we had current assets of $301,934, consisting of $298,942 in cash and $2,992 in prepaid expenses. Current liabilities at March 31, 2017, totaled $ 3,244

We have no material commitments for the next twelve months. We will however require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated monthly cash flow needs should not exceed $25,000 per month for the last 9 months of 2018.

In summary, our cash flows were as follows:

	Fiscal Year Ended March 31,
	2017	2018
Net cash used in operating activities	$(54,859)	$(484,847)
Net cash used in investing activities	—	(21,231)
Net cash provided by financing activities	359,705	1,121,094
Net increase in Cash	296,712	615,016
Cash, beginning of year	2,230	298,942
Cash, end of year	$298,942	$913,958

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Operating activities

Net cash used in operating activities was $(54,859) for the year ended March 31, 2017, as compared to $(484,847) used in operating activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2017 was $359,705 as compared to $1,121,093 for the same period of 2018. The increase in net cash provided by financing activities was attributable to proceeds from the S-1 offering and Preferred B sales.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company does not currently have any financial instruments that it measures at fair value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIBUS ENTERPRISES, INC.

CONSOLDIATED FINANCIAL STATEMENTS

March 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Tribus Enterprises, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tribus Enterprises, Inc. (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2016.

Vancouver, Canada

June 28, 2018

TRIBUS ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
Current assets
Cash	$913,958	$298,942
Prepaid expenses	—	2,992
Total current assets	913,958	301,934

Deposits	2,440	2,240
Equipment, net of accumulated depreciation of $13,360 and $374, respectively	48,444	7,760

Total assets	$964,842	$311,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$32,936	$3,244
Accrued rent	7,827	—
Loan, current (Note 8)	6,488	—
Total current liabilities	47,251	3,244

Loan, net of current portion (Note 8)	20,545	—

Total liabilities	67,796	3,244

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at March 31, 2018 and 2017, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,007,500 and -0- issued or outstanding at March 31. 2018 and 2017, respectively	1,008	—
Common stock, $0.001 par value; 100,000,000 authorized; 6,903,658 and 5,541,658 issued and outstanding at March 31, 2018 and 2017, respectively	6,904	5,542
Additional paid in capital	1,462,533	338,403
Accumulated deficit	(593,399)	(55,255)
Total stockholders’ equity	897,046	308,690

Total liabilities and stockholders’ equity	$964,842	$311,934

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

CONSOLDIATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2018	2017
Operating expenses
Employee costs	223,415	7,863
Professional fees	35,632	25,285
General and administrative	187,256	9,035
Facilities	45,808	—
Research and development	33,047	5,000
Depreciation expense	12,986	374
Total operating expenses	538,144	47,557

Net and comprehensive loss	$(538,144)	$(47,557)

Net loss per share, basic and diluted	$(0.09)	$(0.00)

Weighted average shares outstanding, basic and diluted	5,824,957	5,541,325

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, March 31, 2016	—	$—	—	$—	—	$—	$4,240	$(7,698)	$(3,458)

Shares issued in recapitalization	19,999,998	20,000	—	—	2,600,000	2,600	(22,600)	—	—
Cash contributions	—	—	—	—	—	—	6,945	—	6,945
Common stock issued for cash	—	—	—	—	2,941,658	2,942	349,818	—	352,760
Net loss, year ended March 31, 2017	—	—	—	—	—	—	—	(47,557)	(47,557)
Balance, March 31, 2017	19,999,998	20,000	—	—	5,541,658	5,542	338,403	(55,255)	308,690

Series B convertible stock issued for cash	—	—	976,250	976	—	—	780,024	—	781,000
Common stock issued for cash	—	—	—	—	1,462,000	1,462	344,038	—	345,500
Exchange of common stock to series B convertible preferred stock	—	—	31,250	32	(100,000)	(100)	68	—	—
Net loss, year ended March 31, 2018	—	—						(538,144)	(538,144)
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(538,144)	$(47,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,986	374
Changes in operating assets and liabilities:
Prepaid expenses	2,992	(2,992)
Deposits	(200)	(2,240)
Accounts payable and accrued liabilities	29,692	(2,444)
Deferred rent	7,827	—
Net cash used in operating activities	(484,847)	(54,859)

Cash flows from investing activities
Purchase of equipment	(21,231)	—
Net cash used in investing activities	(21,231)	—

Cash flows from financing activities
Loan repayments	(5,406)	—
Cash contributions by related parties	—	6,945
Proceeds from sale of common stock	345,500	352,760
Proceeds from the sale of series B preferred stock	781,000	—
Net cash provided by financing activities	1,121,094	359,705

Cash, beginning of period	298,942	2,230
Net change in cash	615,016	296,712
Cash, end of period	$913,958	$298,942

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Loan entered into for purchase of vehicle	$32,439	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Tribus Enterprises, Inc. (the “Company”) is presented to assist in understanding the Company’s consolidated financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying consolidated financial statements. These consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity.

Organization, Nature of Business and Trade Name

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

Basis of Presentation and Use of Estimates

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has no operations outside of those organizational in nature to date. The Company has not yet recognized revenues from its planned business activities.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (continued)

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Capital Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with $0.001 par value and twenty five million (25,000,000) shares of preferred stock with $0.001 par value. Of the 25,000,000 authorized shares of preferred stock, 20,000,000 are designated as series A convertible stock and 5,000,000 designated as series B convertible stock.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Basic Net Loss Per Share

Basic net loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At March 31, 2018 and 2017, the Company had 19,999,998 and 19,999,998 shares of series A convertible preferred stock and 1,007,500 and -0- shares of series B convertible stock outstanding, respectively. Each share of series A convertible preferred stock is convertible to 10 shares of common stock at the discretion of the board of directors and each share of series B convertible preferred stock is convertible to 4 shares of common stock at the option of the stockholder. The outstanding preferred stock as of March 31, 2018 and 2017 represented 204,029,980 and 199,999,980 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations. Refer to Note 3 – Equipment.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 2 – GOING CONCERN

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

The Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

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

NOTE 3 – EQUIPMENT

The Company had equipment net of accumulated depreciation of $48,444 and $7,760 as of March 31, 2018 and 2017, respectively, consisting of:

	March 31,
	2018	2017
Computers	17,307	8,134
Furniture and Equipment	6,083	—
Leasehold Improvements	975	—
Vehicles	37,439	—
Total	61,804	8,134
Less: accumulated depreciation	(13,360)	(374)
Net carrying value	$48,444	$7,760

NOTE 4 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended March 31, 2018 or 2017 due to the operating losses experienced during the years ended March 31, 2018 and 2017. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $6,700.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 4 – INCOME TAXES (CONTINUED)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2018 or 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31,
	2018	2017
Income tax provision at the federal statutory rate	35.00%	35.00%
Deferred tax rate changes - US income tax reform	(15.00)%	—
Change in valuation allowance	(20.00%)	(35.00%)
Effect on operating losses	0.00%	0.00%

Net deferred tax assets consist of the following:

	March 31,
	2018	2017
Net operating loss carry forward	$119,090	$16,868
Valuation allowance	(119,090)	(16,868)
Net deferred tax asset	$—	$—

The Company has net federal operating loss carry forward of approximately $567,000 which may be carried forward indefinitely. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – CAPITAL STOCK

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

The holders of the Series B Preferred Stock are entitled to 4 votes for each share held. Each share of Series B Preferred Stock is convertible into 4 shares of Common Stock at the discretion of the stockholder. The holders of the Series B Preferred Stock are entitled to participate in dividends. Dividends are non-cumulative and are at the discretion of the Company’s directors.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 5 – CAPITAL STOCK (CONTINUED)

Issued

At inception on March 29, 2017, the Company issued 19,999,998 Series A Preferred Shares to the owners of Tribus Innovations LLC. A further 2,600,000 shares of Common Stock were also issued to the owners of Tribus Innovations LLC pursuant to the share exchange agreement as discussed in Note 1. The issuance of these shares of Common Stock and Preferred Stock were accounted as a recapitalization transaction reflecting the reverse merger of the Company by Tribus Innovations LLC.

On March 31, 2017, the Company issued 2,941,658 shares of common stock for cash proceeds of $352,760.

During the year ended March 31, 2018, the Company accepted stock subscriptions to issue a total of 1,462,000 shares of common stock at $0.25 per share resulting in gross cash proceeds of $365,500. The Company paid a finder’s fee of $20,000 which was recorded as a reduction to additional paid in capital resulting in net proceeds from the sale of common stock of $345,500.

During the year ended March 31, 2018, the Company issued a total of 976,250 shares of Series B Convertible Preferred Stock for total cash proceeds of $781,000. Additionally, the Company issued 31,250 shares of Series B Convertible Preferred Stock in exchange for 100,000 shares of common stock.

There were 19,999,998; 1,007,500 and 6,903,658 shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Common Stock issued and outstanding as of March 31, 2018.

There were 19,999,998, -0- and 5,541,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017 (and as amended on May 20, 2017), the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022. The lease requires future minimum payments as shown below:

Year ending March 31,
2019	$47,334
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$202,344

NOTE 7 – RELATED PARTY BALANCES

Included in accrued liabilities at March 31, 2018 is $nil (March 31, 2017 - $1,154) due to a director and officer of the Company for an accrual of salary. This amount is unsecured, does not bear interest and is due on demand.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2018 and 2017

NOTE 8 – LOAN PAYABLE

During the year ended March 31, 2018 the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded.

NOTE 9 – SUBSEQUENT EVENTS

On April 18, 2018, the Company entered into a manufacturing subcontract agreement whereby the subcontractor agrees to undertaken and complete certain manufacturing work as requested by the Company. In connection with this agreement, the Company made a start-up down payment of $250,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Kendall Bertagnole and Principal Financial Officer, Christopher D. Miller, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

OUR MANAGEMENT

Executive Officers

Name	Age	Position

Kendall Bertagnole	33	President, CEO & Director

Tommy Mills	33	Secretary & Director

Juan C. Ayala	40	CSO, CTO, Treasurer & Director

Christopher D. Miller	39	CFO

Directors, Executive Officers, Promoters and Control Persons

Kendall Bertagnole President-CEO-Director – Former electrical construction service Building Information Modeling specialist. His duties included fully coordinating 3D virtual models of commercial buildings to resolve coordination interferences between different disciplines to ultimately be able to pre-fabricate electrical designs off-site saving costly rework and downtime onsite. Mr. Bertagnole was a Project Manager for Merit Electric for 3-1/2 years from September 2013 to February 2017 and before that a Project Manager for Casper Electric for 6 years from February 2007 to September 2013. Associates of Science – Drafting & Design – Casper College, B.A., DeVry University – Technical Management

Tommy Mills Secretary -Director – Former mechanic and original conceptualizer of the ratcheting flare nut wrench. Additionally, Tommy has run his own private business of auto mechanics as a self-employed contractor providing estimates and bids on fleet maintenance plans. Certificate of Applied Science in Diesel Technology – Laramie County Community College

Juan C. Ayala Treasurer-Director – Former Technology Evangelist in the sales organization of Autodesk Inc. During his tenure at Autodesk he directly influenced sales of software license in the amount of hundreds of thousands of different software licenses. From August 2006 until present, Juan (Jay) Ayala has worked for Autodesk, Inc. as a Technical Specialist helping various Territory Managers identify, develop and close sales opportunities. Associates Degree in Engineering Technology – Columbia Basin College

Christopher D. Miller, MBA—CFO-Chris Miller has spent the last 14 years in the technology industry holding leadership roles across strategy, operations, finance and customer experience. Chris has launched new businesses and help strengthen large organizations through operational effectiveness. Chris is a proven leader with the ability to define a long-term vision coupled with the execution plans necessary to achieve that vision. Chris has a passion for innovation and will leverage this passion to help make Tribus successful. From September 2010 to March 2013, Mr. Miller was the Finance Manager for the Sales Enablement & Operations Group at Intel Corp. From March 2013 to July of 2014, Mr. Miller was the Operations Mgr. & Chief of Staff for the Sales Enablement & Operations Group at Intel Corp. From July 2014 to the present, Mr. Miller was Customer Advocacy Manager for the Customer Experience Group at Intel Corp. MBA, Indiana University – Kelley School of Business, B.A., University of Washington – Foster School of Business.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Washington

Limitation of Liability of Directors

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

						(g)	(h)
(a) Name and Principal Position	(b) Year	(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Kendall Bertagnole, President & Director	2017	$6,904	0		0	0	0	0	$0
	2018	0	0		0	0	0	0	0
Tommy Mills, Secretary & Director	2017	$0	0		0	0	0	0	0
	2018	0	0		0	0	0	0	0
Juan C. Ayala, Treasurer & Director	2017	0	0		0	0	0	0	0
	2018	0	0		0	0	0	0	0
Christopher D. Miller, CFO	2017	0	0		0	0	0	0	0
	2018	0	0		0	0	0	16,000	0

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2018.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Common Shares Beneficially Owned (*)	Percent of Class (**)	Number of Preferred Shares Beneficially Owned(*)	Percent of Class(**)
Tribus Innovations LLC ***	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	2,600,000	46.9%	0	0
Juan C. Ayala	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
Tommy Mills	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
	3808 N. Sullivan Rd. Building 13-D
Kendall Bertagnole	Spokane Valley, WA 99216	0	0%	6,666,666

Bret Baker and Jordan Baker	2207 E. Chattaroy Rd., Chattaroy, WA 99003	833,333	15.0%	0	0
Wayne Tenny Lamoreaux and Jennifer Johnson Lamoreaux	17009 E. Daybreak Lane, Spokane Valley, WA 99016	875,000	15.8%	0	0
All Directors and Officers as a Group (3 persons)		0	0%	19,999,998	100

(*)     Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)   Percent of class is calculated on the basis of the number of common shares outstanding on March 31, 2018 (6,903,658).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by DALE MATHESON CARR-HILTON LABONTE LLP for year ended March 31, 2017 and March 31, 2018 were $5,000 and $5,000, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribus Enterprises, Inc.

By: /s/ Kendall Bertagnole

Kendall Bertagnole, CEO

Date: June 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall Bertagnole	Principal Executive Officer and Director	June 28, 2018
Kendall Bertagnole

/s/ Christopher D. Miller
Christopher D. Miller	Principal Financial Officer	June 28, 2018