Form 10-Q
period 2018-06-30
Tribus Enterprises, Inc.
filed 2018-08-16
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of June 30, 2018, the issuer had 7,058,858 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

TRIBUS ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	March 31,
	(unaudited)	2018
ASSETS
Current assets
Cash	$497,321	$913,958
Prepaid inventory	250,000	—
Prepaid expenses	2,454	—
Total current assets	749,775	913,958

Deposits	33,337	2,440
Equipment, net of accumulated depreciation of $47,267 and $13,360, respectively	974,877	48,444

Total assets	$1,757,989	$964,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$29,941	$32,936
Accrued rent	7,860	7,827
Capital lease, current (Note 8)	148,211	—
Loan, current (Note 7)	6,488	6,488
Total current liabilities	192,500	47,251

Capital lease, net of current portion (Note 8)	617,871	—
Loan, net of current portion (Note 7)	18,923	20,545

Total liabilities	829,294	67,796

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at June 30, 2018 and March 31, 2018, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,214,375 and 1,007,500 issued or outstanding at June 30, 2018 and March 31, 2018, respectively	1,214	1,008
Common stock, $0.001 par value; 100,000,000 authorized; 7,058,858 and 6,903,658 issued and outstanding at June 30, 2018 and March 31, 2018, respectively	7,059	6,904
Additional paid in capital	1,666,472	1,462,533
Accumulated deficit	(766,050)	(593,399)
Total stockholders’ equity	928,695	897,046

Total liabilities and stockholders’ equity	$1,757,989	$964,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2018	2017
Operating expenses
Employee costs	$62,077	$54,183
Professional fees	31,291	5,641
General and administrative	18,867	49,880
Facilities	20,845	8,410
Research and development	1,140	1,980
Depreciation expense	33,907	2,571
Total operating expenses	168,127	122,665

Other income (expense)
Other income	—	100
Interest expense	(4,524)	—
Total other income (expense)	(4,524)	100

Net and comprehensive loss	$(172,651)	$(122,565)

Net loss per share, basic and diluted	$(0.02)	$(0.00)

Weighted average shares outstanding, basic and diluted	6,986,977	5,541,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(172,651)	$(122,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,907	2,571
Changes in operating assets and liabilities:
Prepaid expenses	(2,454)	(1,514)
Prepaid inventory	(250,000)	—
Deposits	(30,897)	—
Accounts payable and accrued liabilities	(2,995)	8,665
Deferred rent	33	3,459
Net cash used in operating activities	(425,057)	(109,384)

Cash flows from investing activities
Purchase of equipment	—	(13,481)
Net cash used in investing activities	—	(13,481)

Cash flows from financing activities
Loan and capital lease repayments	(195,880)	(1,081)
Proceeds from sale of common stock	38,800	—
Proceeds from the sale of series B preferred stock	165,500	—

Net cash provided by financing activities	8,420	(1,081)

Cash, beginning of period	913,958	298,942
Net change in cash	(416,637)	(123,946)
Cash, end of period	$497,321	$174,996

Supplemental cash flow information
Cash paid for interest	$4,156	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities

Loan entered into for purchase of vehicle	$—	$32,439

Capital leases entered into for purchase of equipment	$960,340	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 audited financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.  During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 4 – CAPITAL STOCK

Authorized

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value Series A Preferred Stock, 5,000,000 shares of $0.001 par value Series B Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

The holders of the Series A Preferred Stock are entitled to 10 votes for each share held. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock at the discretion of the Company’s directors. In the event that there is a change of control transaction, each share of Series A Preferred Stock is convertible into 10 shares of Common Stock at the option of the holder. The holders of the Series A Preferred Stock are entitled to participate in dividends. Dividends are non-cumulative and are at the discretion of the Company’s directors.

The holders of the Series B Preferred Stock are entitled to 4 votes for each share held. Each share of Series B Preferred Stock is convertible into 4 shares of Common Stock at the discretion of the stockholder. The holders of the Series B Preferred Stock are entitled to participate in dividends. Dividends are non-cumulative and are at the discretion of the Company’s directors.

Issued

During the three months ended June 30, 2018, the Company accepted stock subscriptions to issue a total of 155,200 shares of common stock at $0.25 per share resulting in total cash proceeds of $38,800.

During the three months ended June 30, 2018, the Company issued a total of 206,875 shares of Series B Convertible Preferred Stock for total cash proceeds of $165,500.

There were 19,999,998, 1,214,375 and 7,058,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of June 30, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. The lease requires future minimum payments as shown below:

Year ending June 30,
2019	$35,586
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$190,596

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Financial Statements

June 30, 2018

NOTE 6 – RELATED PARTY BALANCES

Included in accrued liabilities at June 30, 2018 is $nil (March 31, 2018 - $nil) due to a director and officer of the Company for an accrual of salary. This amount is unsecured, does not bear interest and is due on demand.

NOTE 7 – LOAN PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest a 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded.

NOTE 8 – CAPITAL LEASE PAYABLE

The Company accounts for capital leases in accordance with ACS 840-30. During the three months ended June 30, 2018, the Company entered into six separate long-term leases for equipment. The Company determined these are capital leases based on the present value of the minimum lease payments exceeding 90% of the fair value of the assets and capitalized $960,340 as equipment. The total monthly payments total $28,545.

As of June 30, 2018, there was a total of $1,179,413 of future payments due through June of 2023 of which $413,331 are financing charges leaving a total principal balance of $766,082.

Future annual principal payments required under the capital leases through termination are as follows:

As at June 30, 2018
2019	$148,211
2020	207,261
2021	275,741
2022	72,882
2023	61,987
Total	$766,082

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into two new capital leases to purchase equipment. The leases contain $1 buyouts and have payments totaling $10,466. The total amount of the equipment purchased totals $261,900. The future principal payments are included in the above five year principal payment grid.

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

Tribus has produced several wrenches already and is setting up the production line for full production this year.

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

Liquidity and Capital Resources

As of June 30, 2018, we had $497,321 in cash, total current assets of $749,775 and total current liabilities of $192,500. Current liabilities consisted of $29,941 of accounts payable, $7,860 of accrued rent, a capital lease of $148,211 and a current loan payable of $6,488.

As of March 31, 2018, we had $913,958 in cash, total current assets of $913,958 and total current liabilities of $47,251. Current liabilities consisted of $32,936 of accounts payable, $7,827 of accrued rent and a current loan payable of $6,488.

Net cash used in operating activities was $425,057 compared to $109,384 for the three months ended June 30, 2018 and 2017 respectively.

Net cash used in investing activities was $0 compared to $13,481 the three months ended June 30, 2018 and 2017 respectively.

Net cash provided by financing activities was $8,420 compared to a net cash outflow of $1,081 for the three months ended June 30, 2018 and 2017 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended June 30, 2018 or 2017. Total operating expenses were $168,127 during the three months ended June 30, 2018 and $122,665 the three months ended June 30, 2017. Net loss for the three months ended June 30, 2018 was $172,651 compared to $122,565 for the same period in 2017.

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

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were effective as of June 30, 2018.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 16, 2018

Tribus Enterprises, Inc.
Registrant

By: /s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer