Form 10-Q
period 2018-09-30
Tribus Enterprises, Inc.
filed 2018-11-13
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Registrant's Phone: (509) 992-4743

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [] No [x]

As of November 9, 2018, the issuer had 7,136,858 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and March 31, 2018 (audited)	1
Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017	2
Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018 and 2017	3
Notes to Unaudited Condensed Consolidated Financial Statements	4 - 7

TRIBUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$279,345	$913,958
Prepaid inventory	250,000	-
Prepaid expenses	1,705	-
Total current assets	531,050	913,958

Deposits	33,337	2,440
Equipment, net of accumulated depreciation of $92,922 and $13,360, respectively	1,189,962	48,444

Total assets	$1,754,349	$964,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$38,604	$32,936
Interest payable	10,372	-
Accrued rent	7,915	7,827
Deferred revenue	814	-
Capital lease, current (Note 7)	163,092	-
Loans payable, current (Note 6)	61,807	6,488
Total current liabilities	282,604	47,251

Capital lease, net of current portion (Note 7)	739,120	-
Loans payable, net of current portion (Note 6)	17,301	20,545

Total liabilities	1,039,025	67,796

Commitments and Contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,214,375 and 1,007,500 issued or outstanding at September 30, 2018 and March 31, 2018, respectively	1,214	1,008
Common stock, $0.001 par value; 100,000,000 authorized; 7,066,858 and 6,903,658 issued and outstanding at September 30, 2018 and March 31, 2018, respectively	7,067	6,904
Additional paid in capital	1,668,464	1,462,533
Accumulated deficit	(981,421)	(593,399)
Total stockholders' equity	715,324	897,046

Total liabilities and stockholders' equity	$1,754,349	$964,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017
Operating expenses
Employee costs	$59,882	$50,167	$121,959	$104,350
Professional fees	15,812	8,401	47,103	14,042
General and administrative	45,200	48,694	64,067	98,474
Facilities	29,152	12,206	49,997	20,616
Research and development	-	5,931	1,140	7,911
Depreciation expense	45,655	3,258	79,562	5,827
Total operating expenses	195,701	128,657	363,828	251,220

Other income (expense)
Other income	-	-	-	-
Interest expense	(19,670)	-	(24,194)	-
Total other income (expense)	(19,670)	-	(24,194)	-

Net and comprehensive loss	$(215,371)	$(128,657)	$(388,022)	$(251,220)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Weighted average shares outstanding, basic and diluted	7,060,206	5,541,658	7,023,791	5,541,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(388,022)	$(251,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,562	5,827
Changes in operating assets and liabilities:
Prepaid expenses	(1,705)	1,267
Prepaid inventory	(250,000)	-
Deposits	(30,897)	(200)
Accounts payable and accrued liabilities	5,668	17,112
Interest payable	10,372	-
Deferred rent	88	7,049
Deferred revenue	814	-
Net cash used in operating activities	(574,120)	(220,165)

Cash flows from investing activities
Purchase of equipment	(58,840)	(13,481)
Net cash used in investing activities	(58,840)	(13,481)

Cash flows from financing activities
Repayments of capital leases	(260,028)	-
Proceeds from loans payable	60,000	-
Repayments of loans payable	(7,925)	(2,162)
Proceeds from sale of common stock	40,800	21,000
Proceeds from the sale of series B preferred stock	165,500	-
Net cash provided by financing activities	(1,653)	18,838

Cash, beginning of period	913,958	298,942
Net change in cash	(634,613)	(214,808)
Cash, end of period	$279,345	$84,134

Supplemental cash flow information
Cash paid for interest	$9,298	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$1,162,240	$-
Loan entered into for purchase of vehicle	$-	$32,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2018

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 audited financial statements. The results of operations for the periods ended September 30, 2018 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business. There are substantial doubts as to our ability to continue as a going concern.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2018

NOTE 3 – GOING CONCERN (CONTINUED)

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

The Company has made deposits to a supplier to assist in the manufacturing process to get the manufacturing facility set up and running. The supplier will repay the deposit by discounting future product purchases. All payments made by the Company to the supplier will be repaid in the full amount in the form of a discount per each product set that is manufactured and purchased by the Company.

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

Issued

During the six months ended September 30, 2018, the Company accepted stock subscriptions to issue a total of 163,200 shares of common stock at $0.25 per share resulting in total cash proceeds of $40,800.

During the six months ended September 30, 2018, the Company issued a total of 206,875 shares of Series B Convertible Preferred Stock for total cash proceeds of $165,500.

There were 19,999,998; 1,214,375 and 7,066,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of September 30, 2018.

There were 19,999,998, 1,007,500 and 6,903,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2018.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2018

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. The lease requires future minimum payments as shown below:

Year ending March 31,
2019	$23,724
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$178,734

NOTE 6 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $23,789 and $27,033 due as of September 30, 2018 and March 31, 2018 of which $6,488 and $6,488 was current and $17,301 and $20,545 was long term, respectively.

On July 27, 2018, the Company entered into a loan agreement to borrow $60,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $55,319 and $0 of principal due as of September 30, 2018 and March 31, 2018, respectively.

NOTE 7 – CAPITAL LEASES PAYABLE

The Company accounts for capital leases in accordance with ASC 840-30. During the six months ended September 30, 2018, the Company entered into seven separate long-term leases for equipment that contain either a $1 or fair value buyout option upon lease termination as well as others that contain bargain purchase option upon the lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases which totaled $1,162,240 as equipment. The leases require total monthly payments of $33,111.

As of September 30, 2018, there was a total of $1,372,580 of future payments due through June 2023 of which $470,368 are financing charges leaving a total principal balance of $902,212. Of the total principal balance due, $163,092 was current and $739,120 was long term as of September 30, 2018.

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2019	$67,482	$99,534	$167,016
2020	205,069	190,784	395,853
2021	270,017	125,836	395,853
2022	246,061	45,430	291,491
2023	108,323	8,686	117,009
2024	5,260	98	5,358
Total	$902,212	$470,368	$1,372,580

NOTE 8—SUBSEQUENT EVENTS

The Company has entered into several long term lease and loan agreements to purchase equipment needed to manufacture its products. The Company has been able to secure funding needed to purchase equipment required to manufacture its product. Management has examined all other events and found none other than those herein requiring disclosure through November 9, 2018. On various dates subsequent to September 30, 2018, the Company accepted eleven separate subscription agreements to issue a total of 70,000 shares of common stock at $0.25 per share resulting in total cash proceeds to the Company of $17,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

•    Ease of Use – There are no buttons or switches. In order to reverse the tightening direction, simply remove the tool and rotate it 180°.

•    Learning Curve – This works the same as a standard open ended wrench but it has the ability to ratchet, saving valuable time. There will be a very short and slight learning curve as the users will simply need to remove the tool off the fastener and line up the open slots to remove the tool completely off the line.

•    Heavy Torque application – Due to the design of the pawls that engage into the ratchet, it has at least 4x more contact surfaces than standard ratcheting wrenches. This will translate to much more application of torque.

•    Convenience in tight spaces – Pawls have been designed along with corresponding grooves in the ratchet so users can maximize ratchet pitch. It will only take 2°- 4° to get the ratchet to click. This is crucial in tight spaces where there is very little room to swing the ratchet.

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

Liquidity and Capital Resources

As of September 30, 2018, we had $279,345 in cash, total current assets of $531,050 and total current liabilities of $282,604. Current liabilities consisted mainly of $38,604 of accounts payable, $7,915 of accrued rent, a capital lease of $163,092 and a current loan payable of $61,807.

As of March 31, 2018, we had $913,958 in cash, total current assets of $913,958 and total current liabilities of $47,251. Current liabilities consisted of $32,936 of accounts payable, $7,827 of accrued rent and a current loan payable of $6,488.

Net cash used in operating activities was $574,120 compared to $220,165 for the six months ended September 30, 2018 and 2017 respectively.

Net cash used in investing activities was $58,840 compared to $13,481 the six months ended September 30, 2018 and 2017 respectively.

Net cash used by financing activities was $1,653 and provided by financing activities was $18,838 for the six months ended September 30, 2018 and 2017 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended September 30, 2018 or 2017. Total operating expenses were $195,701 during the three months ended September 30, 2018 and $128,657 for the three months ended September 30, 2017 due to an increase in the company’s operations and preparation therefore. Net loss for the three months ended September 30, 2018 was $215,371 compared to $128,657 for the same period in 2017 due to an increase in the company’s operations and preparation therefore.

Total operating expenses were $363,828 during the six months ended September 30, 2018 and $251,220 for the six months ended September 30, 2017 due to an increase in the company’s operations and preparation therefore. Net loss for the six months ended September 30, 2018 was $388,022 compared to $251,220 for the same period in 2017 due to an increase in the company’s operations and preparation therefore.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2018 filed June 29, 2018.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 13, 2018

Tribus Enterprises, Inc.
Registrant

By:
/s/ Kendall Bertagnole Kendall Bertagnole Chief Executive Officer