Form 10-Q
period 2018-12-31
Tribus Enterprises, Inc.
filed 2019-02-07
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of February 3, 2019, 2018, the issuer had 7,184,858 shares of common stock issued and outstanding.

TABLE OF CONTENTS	Page

ITEM 1.  FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 8

TRIBUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$119,084	$913,958
Prepaid inventory	382,000	-
Prepaid expenses	448	-
Total current assets	501,532	913,958

Deposits	33,337	2,440
Equipment, net of accumulated depreciation of $144,931 and $13,360, respectively	1,137,953	48,444

Total assets	$1,672,822	$964,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$40,728	$32,936
Interest payable	14,770	-
Accrued rent	7,971	7,827
Deferred revenue	814	-
Capital lease, current (Note 8)	161,143	-
Loans payable, current (Note 7)	47,184	6,488
Total current liabilities	272,610	47,251

Capital lease, net of current portion (Note 8	723,402	-
Loans payable, net of current portion (Note 7)	15,679	20,545

Total liabilities	1,011,691	67,796

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,365,625 and 1,007,500 issued or outstanding at December 31, 2018 and March 31, 2018, respectively	1,366	1,008
Common stock, $0.001 par value; 100,000,000 authorized; 7,184,858 and 6,903,658 issued and outstanding at December 31, 2018 and March 31, 2018, respectively	7,185	6,904
Additional paid in capital	1,818,695	1,462,533
Accumulated deficit	(1,186,115)	(593,399)
Total stockholders' equity	661,131	897,046

Total liabilities and stockholders' equity	$1,672,822	$964,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLDIATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017
Operating expenses
Employee costs	$60,729	$62,657	$182,688	$167,007
Professional fees	27,012	11,135	74,115	25,177
General and administrative	21,043	38,471	85,110	136,945
Facilities	12,884	12,458	62,881	33,074
Research and development	-	544	1,140	8,455
Depreciation expense	50,117	3,257	129,679	9,084
Total operating expenses	171,785	128,522	535,613	379,742

Other income (expense)
Other income	10,640	-	10,640	-
Interest expense	(43,549)		(67,743)
Total other expense	(32,909)	-	(93,092)	-

Net and comprehensive loss	$(204,694)	$(128,522)	$(592,716)	$(379,742)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.07)

Weighted average shares outstanding, basic and diluted	7,146,988	5,575,354	7,065,006	5,552,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046

Preferred stock issued for cash	-	-	206,875	207	-	-	165,293	-	165,500
Common stock issued for cash	-	-	-	-	155,200	155	38,646	-	38,801
Net loss, three months ended June 30, 2018	-	-	-	-	-	-	-	(172,651)	(172,651)
Balance, June 30, 2018	19,999,998	20,000	1,214,375	1,215	7,058,858	7,059	1,666,472	(766,050)	928,696

Common stock issued for cash	-	-	-	-	8,000	8	1,992	-	2,000
Net loss, three months ended September 30, 2018	-	-	-	-	-	-	-	(215,371)	(215,371)
Balance, September 30, 2018	19,999,998	20,000	1,214,375	1,215	7,066,858	7,067	1,668,464	(981,421)	715,325

Preferred stock issued for cash	-	-	151,250	151	-	-	120,849	-	121,000
Common stock issued for cash	-	-	-	-	118,000	118	29,382	-	29,500
Net loss, three months ended December 31, 2018	-	-	-	-	-	-	-	(204,694)	(204,694)
Balance, December 31, 2018	19,999,998	$20,000	1,365,625	$1,366	7,184,858	$7,185	$1,818,695	$(1,186,115)	$661,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(592,716)	$(379,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,571	9,084
Changes in operating assets and liabilities:
Prepaid expenses	(448)	2,885
Prepaid inventory	(382,000)	-
Deposits	(30,897)	(200)
Accounts payable and accrued liabilities	7,792	27,832
Interest payable	14,770	-
Deferred rent	144	7,438
Deferred revenue	814	-
Net cash used in operating activities	(850,970)	(332,703)

Cash flows from investing activities
Purchase of equipment	(58,840)	(13,481)
Net cash used in investing activities	(58,840)	(13,481)

Cash flows from financing activities
Repayments of capital leases	(277,695)	-
Proceeds from loans payable	60,000	-
Repayments of loans payable	(24,170)	(3,784)
Proceeds from sale of common stock	70,300	155,000
Proceeds from the sale of series B preferred stock	286,501	200,000
Net cash provided by financing activities	114,936	351,216

Cash, beginning of period	913,958	298,942
Net change in cash	(794,874)	5,032
Cash, end of period	$119,084	$303,974

Supplemental cash flow information
Cash paid for interest	$28,779	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$1,162,240	$-
Loan entered into for purchase of vehicle	$-	$32,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2018

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended December 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 audited financial statements. The results of operations for the periods ended December 31, 2018 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2018

NOTE 3 – GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.  During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders. There is substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 4 – PREPAID INVENTORY

During the nine months ended December 31, 2018, the Company made total advances to a third-party manufacturer of $382,000 in exchange for a discount from the negotiated purchase price of future inventory units. The Company will receive a discount of approximately $2.46 per unit from the originally agreed upon purchase price on the first 154,440 individual units of inventory manufactured when purchases begin.

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

Issued

During the nine months ended December 31, 2018, the Company accepted stock subscriptions to issue a total of 281,200 shares of common stock at $0.25 per share resulting in total cash proceeds of $70,300. Of this total, one subscription for 4,000 shares of common stock for cash proceeds of $1,000 was from a related party.

During the nine months ended December 31, 2018, the Company issued a total of 358,125 shares of Series B Convertible Preferred Stock for total cash proceeds of $286,501. Of this total, one subscription for 151,250 shares of Series Be Convertible Preferred Stock for cash proceeds of $121,000 was from a related party.

There were 19,999,998; 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of December 31, 2018.

There were 19,999,998, 1,007,500 and 6,903,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2018.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2018

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. The lease requires future minimum payments as shown below:

Year ending March 31,
2019	$11,862
2020	48,757
2021	50,207
2022	51,725
2023	4,321
Total	$166,872

On November 5, 2018, the Company entered into an agreement to sublet a portion of its office space on a month to month basis. The sublease will continue on a month to month basis until the sublessor provides notice to execute a long term lease or will have the option to assume the Company’s lease. The sublease requires monthly rental payments of $5,700 with the first month being prorated accordingly. The Company records sublease payments received as other income in the statement of operations resulting in other income of $10,640 being recognized during the three and nine months ended December 31, 2018.

NOTE 7 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $22,167 and $27,033 due as of December 31, 2018 and March 31, 2018 of which $6,488 and $6,488 was current and $15,679 and $20,545 was long term, respectively.

On July 27, 2018, the Company entered into a loan agreement to borrow $60,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $40,696 and $0 of principal due as of December 31, 2018 and March 31, 2018, respectively.

NOTE 8 – CAPITAL LEASES PAYABLE

The Company accounts for capital leases in accordance with ACS 840-30. During the nine months ended December 31, 2018, the Company entered into seven separate long-term leases for equipment that contain a $1 buyout option upon lease termination as well as others that contain bargain purchase option upon the lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases which totaled $1,162,240 as equipment. The leases require total monthly payments of $34,171.

As of December 31, 2018, there was a total of $1,368,022 of future payments due through June 2023 of which $483,477 are financing charges leaving a total principal balance of $884,545. Of the total principal balance due, $161,143 was current and $723,402 was long term as of December 31, 2018.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2018

NOTE 8 – CAPITAL LEASES PAYABLE (CONTINUED)

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2019	$20,058	$72,436	$92,494
2020	200,911	213,456	414,367
2021	288,523	140,940	429,463
2022	265,396	48,502	313,898
2023	104,397	8,047	112,444
2024	5,260	96	5,356
Total	$884,545	$483,477	$1,368,022

NOTE 9 – SUBSEQUENT EVENTS

On January 2, 2019, the Company made an additional deposit on inventory of $20,000. The deposit entitles the Company to an additional discount of $0.13 per inventory unit for the first 154,440 units purchased. The total discount on the first 154,440 units, including this prepaid amount, is approximately $2.59 per unit.

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

Liquidity and Capital Resources

As of December 31, 2018, we had $119,084 in cash, total current assets of $501,532 and total current liabilities of $272,610. Current liabilities consisted mainly of $40,728 of accounts payable, $7,971 of accrued rent, a capital lease of $ 161,143 and a current loan payable of $47,184.

As of March 31, 2018, we had $913,958 in cash, total current assets of $913,958 and total current liabilities of $47,251. Current liabilities consisted of $32,936 of accounts payable, $7,827 of accrued rent and a current loan payable of $6,488.

Net cash used in operating activities was $850,970 compared to $332,703 for the nine months ended December 30, 2018 and 2017 respectively.

Net cash used in investing activities was $58,840 compared to $13,481 the nine months ended December 31, 2018 and 2017 respectively.

Net cash provided by financing activities was $114,936 and $351,216 for the nine months ended December 31, 2018 and 2017 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or nine months ended December 31, 2018 or 2017. Total operating expenses were $171,785 during the three months ended December 31, 2018 and $128,522 for the three months ended December 31, 2017 due to an increase in the company’s operations and preparation therefore. Net loss for the three months ended December 31, 2018 was $204,694 compared to $128,522 for the same period in 2017 due to an increase in the company’s operations and preparation therefore.

Total operating expenses were $535,613 during the nine months ended December 31, 2018 and $379,742 for the nine months ended December 31, 2017 due to an increase in the company’s operations and preparation therefore. Net loss for the nine months ended December 31, 2018 was $592,716 compared to $379,742 for the same period in 2017 due to an increase in the company’s operations and preparation therefore.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include:going concern, prepaid inventory and capital leases payable.. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of December 31, 2018.

The Company’s weaknesses include lack of duplication in reviewing accounting do to the small nature of the Company and the lack of an audit committee.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2018 filed June 29, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2018, the Company issued a total of 358,125 shares of Series B Convertible Preferred Stock for total cash proceeds of $286,501. Of this total, one subscription for 151,250 shares of Series Be Convertible Preferred Stock for cash proceeds of $121,000 was from a related party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2019

Tribus Enterprises, Inc.
Registrant

By: /s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer