Form 10-K
period 2019-03-31
Tribus Enterprises, Inc.
filed 2019-07-19
CIK 1706573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Registrant's telephone number: (509) 992-4743

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 16, 2019 was 7,184,858 shares.

TRIBUS ENTERPRISES, INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2019

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading "Risk Factors" in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to "we", "our", "us", "the Company", and similar terms refer to Tribus Enterprises, Inc.

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

Employees

As of March 31, 2019, we have no employees, but have three (3) officers and directors who are non-employee Directors. We have two agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

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

Our company was formed in March 2017 but we have not yet begun full scale operations. We have not licensed or sold any products commercially and do not have any definitive agreements to do so. We have not proven that our business model will allow us to generate a profit. The Company has not generated any revenue at this time. We have produced initial wrenches. We have also started purchasing machinery and it is starting to be set in place in the month of June 2019.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $1,407,042 as of March 31, 2019 and we expect to continue to incur significant set up expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We expect to raise additional capital during 2019 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 3808 N. Sullivan Rd. Building 13-D, Spokane Valley, WA 99216 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase. The Company is in the process of relocating its facilities to Ohio.

ITEM 3. LEGAL PROCEEDINGS

There are currently two lawsuits pending in Montgomery County, Ohio involving Tribus. The first is Tribus Enterprises, Inc. v. Dynamic Machine Works, LLC, et al., Montgomery County common Pleas Case No. CV 1393 (“Tribus Lawsuit”). The second is Dynamic Machine Works, LLC v Clark Trost, et al., Montgomery County Common Please Case No. 2019 CV 1753 (“Trost Lawsuit”). There has also been additional litigation threatened by Dynamic Machine Works, LLC (“DMV”)

A.            Tribus Lawsuit

Tribus filed the Tribus Lawsuit against DMW on April 1, 2019 and filed an amended complaint against DMW and one of its owners, Nathan Hake, on May 15, 2019. Those complaints assert numerous claims against DMW and Hake arising from their manufacturing relationship. Tribus’s claims against DMW are for breach of contract, unjust enrichment, and promissory estoppel. Tribus’s claims against Hake are for unjust enrichment, fraud, promissory estoppel, conversion, and tortious interference.

Tribus’s claims in the Tribus Lawsuit allege that Hake and DMW misrepresented their expertise and ability in order to obtain the contract to manufacture Tribus’s wrenches. DMW then received $402,000 from Tribus as part of that contract, and ultimately failed to produce any functional wrenches. Tribus’s claims seek the return of the $402,000 paid to DMW, together with any equipment and tooling purchased by Tribus or with Tribus’s funds that continues to be held by DMW or Hake.

DMV has filed counterclaims against Tribus in the Tribus Lawsuit. DMW has sued Tribus for breach of contract, promissory estoppel/detrimental reliance, breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relationships, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of lease agreement.

DMW’s claims against Tribus primarily assert that Tribus stole DMW’s confidential information and trade secrets. Namely, the programming and manufacturing process for the wrenches. DMW also asserts that it was Tribus who breached the contract with DMW. DMW’s counterclaims against Tribus center on Tribus’s decision to terminate its relationship with DMW and enter into an agreement with Clark Trost for the manufacture of the wrenches instead. Trost had been an independent contractor hired by DMW to help DMW manufacture Tribus’s wrenches. DMW’s counterclaims request judgement in excess of $2millon.

To date, the Tribus Lawsuit has seen considerable activity for its nascent stage. It was filed primarily to compel the return of nearly $1.2 million in manufacturing equipment purchased or leased by Tribus and being held at DMW’s facility in Englewood, Ohio. That objective was largely accomplished with the return of the vast majority of the equipment on April 24th, 2019, following a motion for temporary restraining order and preliminary injunction filed on Tribus’s behalf. Certain miscellaneous pieces of equipment remain to be returned however. Those pieces (or their value), and the monetary portion of Tribus’s claims remain to litigated, as do DMW’s counterclaims against Tribus.

Tribus has vigorously prosecuted its claims and defended against DMW’s counterclaims to date. The Compny believes there is a good chance that Tribus will prevail on its claims against DMW, and that DMW will not be successfully on its claims against Tribus will prevail on its claims against DMW, and that DMW will not be successful on its claims against Tribus. Given the range and variety of claims against Tribus by DMW however, it is impossible to provide a range of potential loss with any specificity.

There are additional considerations involving the Tribus Lawsuit. First, DMW has filed a motion with the court to stay that lawsuit and compel arbitration. Tribus has opposed that motion and we are awaiting a decision from the court. Second, Hake has filed bankruptcy in the United States Bankruptcy Court for the Southern District of Ohio, which will necessitate the dismissal of Tribus’s claims against Hake personally. Tribus does not intend to pursue a judgement or claim against Hake in the bankruptcy matter, given the low likelihood of collection and the cost of such pursuit.

None of the above actions name the officers or directors individually.

B.            Trost Lawsuit

In addition to its counterclaims against Tribus, DMW filed a separate lawsuit against Clark Trost and two companies he owns, Troust Technologies, Inc. and CNC Holster, LLC (collectively “Trost”). Tribus has signed and engagement letter with McNamee & McNamee, PLL agreeing to be responsible for the attorneys’ fees and costs of representing Trost in the Trost Lawsuit as well.

DMW’s claims against Trost are for breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relations, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of oral sub-lease agreement. DMW’s complaint in the Trost Lawsuit seeks damages in excess of $2 million.

The crux of DMW’s claims in the Trost Lawsuit mirror its counterclaims in the Tribus Lawsuit. In essence, DMW maintains that Tribus and Trost conspired to steal the programming and manufacturing information for Tribus’s wrenches----which DMW claims to be its confidential information and trade secrets----to terminate their relationships with DMW and enter into business together to manufacture the wrenches without DMW.

The Trost Lawsuit has seen considerable activity to date as well. In addition to substantial motion practice, DMW has filed a motion for temporary restraining order and preliminary injuction, seeking to prevent Trost from doing any business with Tribus. A hearing on that motion began on May 13th, 2019, and is scheduled to be concluded on June 26th, 2019.

Here too, I believe there is a good chance that DMW will not be successful on its claims against Trost, nor on its motion for preliminary injunction. I am confident that, ultimately, it will be determined that the manufacturing and programming information that form the core of DMW’s claims against both Tribus and Trost is not in fact confidential information or trade secrets belonging to DMW.

C.            Threatened Litigation

DMW has threatened to initiate arbitration proceedings for all claims and counterclaims involved in the Tribus Lawsuit. The basis for this is an arbitration provision in the contract between the parties. As mentioned previously, DMW has in fact filed a motion with the court in the Tribus Lawsuit to compel arbitration, with Tribus has opposed. That motion is awaiting a decision by the court.

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 31, 2019, we had 134 stockholders of record of the 7,184,858 common shares outstanding.

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

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board's assessment of:

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in "Risk Factors" and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

Tribus LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have a Patent Pending since April of 2016, application number: 15/092,056 Duration of Patent should be a standard of 20 years once the patent is granted by the USPTO. Their initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding. Tribus LLC has made several plastic resin prototypes in 2016. Tribus LLC has developed metal prototypes built out of tool grade steel and will has been testing the results. The results have been extraordinary and have exceeded the expectations of everyone who has been involved. The detailed designs and specifications of the product are complete and are awaiting testing results. These results may reveal any necessary design changes that may be needed for either the manufacturing process or to address failures. Tribus LLC has improved the design of the Ratcheting Flare Nut Wrench to make it even stronger with more capabilities as well as increasing the functionality.

Tribus Enterprises, Inc. has begun the process of ordering machinery and material to start producing our Product. Dynamic Machine Works will no longer be our manufacturer and the Company has entered into litigation with them.

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

Liquidity and Capital Resources

As of March 31, 2019, we had current assets totaling $455,981 consisting of $33,970 of cash, $402,222 of current deposits and $20,011 of prepaid expenses. Current liabilities totaled $437,680 as of March 31, 2019. As of March 31, 2018, we had current assets of $913,958, consisting solely of cash, and current liabilities totaling $47,251.

We have no material commitments for the next twelve months other than those discussed in Note 6 and Note 8 to the financial statements. We will also require additional capital to meet our liquidity needs. The Company anticipates its cash needs to be approximately $50,000 monthly to fund operations for the next twelve months.

In summary, our cash flows were as follows:

	Fiscal Year Ended March 31,
	2019	2018
Net cash used in operating activities	$(987,440)	$(484,846)
Net cash used in investing activities	(34,425)	(21,231)
Net cash provided by financing activities	141,877	1,121,093
Net (decrease) increase in cash	(879,988)	615,016
Cash, beginning of year	913,958	298,942
Cash, end of year	$33,970	$913,958

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

Operating activities

Net cash used in operating activities was $987,440 for the year ended March 31, 2019, as compared to $(484,846) used in operating activities for the same period in 2018.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2019 was $141,877 as compared to $1,121,093 for the same period of 2018. The decrease in net cash provided by financing activities was attributable to a slowing in the proceeds from the S-1 offering and sales of Series B Preferred stock.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIBUS ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribus Enterprises Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tribus Enterprises, Inc. (“the Company”) as of March 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of March 31, 2018 were audited by other auditors whose report dated June 28, 2018 expressed an unqualified opinion on those statements, with an emphasis of matter paragraph regarding the uncertainty of the Company’s ability to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have significant cash or other assets, and does not have an established source of revenue to cover its operating costs These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Spokane, Washington

July 19, 2019

TRIBUS ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
Current assets
Cash	$33,970	$913,958
Deposits, current	402,000	-
Prepaid expenses (Note 4)	20,011	-
Total current assets	455,981	913,958

Deposits	41,337	2,440
Equipment, net of accumulated depreciation of $194,226 and $13,360, respectively	1,061,675	48,444

Total assets	$1,558,993	$964,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$108,249	$32,936
Interest payable	23,612	-
Accrued rent	8,027	7,827
Deferred revenue	814	-
Capital lease, current (Note 8)	214,529	-
Loans payable, current (Note 7)	82,449	6,488
Total current liabilities	437,680	47,251

Capital lease, net of current portion (Note 8)	667,053	-
Loans payable, net of current portion (Note 7)	14,057	20,545

Total liabilities	1,118,790	67,796

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at March 31, 2019 and 2018, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,214,375 and 1,007,500 issued or outstanding at March 31, 2019 and 2018, respectively	1,366	1,008
Common stock, $0.001 par value; 100,000,000 authorized; 7,184,858 and 6,903,658 issued and outstanding at March 31, 2019 and 2018, respectively	7,185	6,904
Additional paid in capital	1,818,694	1,462,533
Accumulated deficit	(1,407,042)	(593,399)
Total stockholders' equity	440,203	897,046

Total liabilities and stockholders' equity	$1,558,993	$964,842

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLDIATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2019	2018
Operating expenses
Employee costs	$236,326	$223,415
Professional fees	89,165	35,632
General and administrative	106,707	187,256
Facilities	77,518	45,808
Research and development	1,140	33,047
Depreciation expense	180,595	12,986
Total operating expenses	691,451	538,144

Other income (expense)
Other income	16,208	-
Interest expense	(138,400)	-
Total other income (expense)	(122,192)	-

Net and comprehensive loss	$(813,643)	$(538,144)

Net loss per share, basic and diluted	$(0.11)	$(0.09)

Weighted average shares outstanding, basic and diluted	7,094,559	5,824,957

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2017	19,999,998	$20,000	-	$-	5,541,658	$5,542	$338,403	$(55,255)	$308,690
Series B convertible stock issued for cash	-	-	976,250	976	-	-	780,024	-	781,000
Common stock issued for cash	-	-	-	-	1,462,000	1,462	344,038	-	345,500
Exchange of common stock to series B convertible preferred stock	-	-	31,250	32	(100,000)	(100)	68		-
Net loss, year ended March 31, 2018	-	-						(538,144)	(538,144)
Balance, March 31, 2018	19,999,998	20,000	1,007,500	1,008	6,903,658	6,904	1,462,533	(593,399)	897,046

Preferred stock issued for cash	-	-	358,125	358	-	-	286,142	-	286,500
Common stock issued for cash	-	-	-	-	281,200	281	70,019	-	70,300
Net loss, year ended March 31, 2019	-	-	-	-	-	-	-	(813,643)	(813,643)
Balance, March 31, 2019	19,999,998	$20,000	1,365,625	$1,366	7,184,858	$7,185	$1,818,694	$(1,407,042)	$440,203

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(813,642)	$(538,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	180,595	12,986
Loss on sale of equipment	6,307	-
Changes in operating assets and liabilities:
Prepaid expenses	(20,011)	2,992
Deposits	(440,897)	(200)
Accounts payable and accrued liabilities	75,583	29,693
Interest payable	23,612	-
Deferred rent	200	7,827
Deferred revenue	814	-
Net cash used in operating activities	(987,440)	(484,846)

Cash flows from investing activities
Purchase of equipment	(58,840)	(21,231)
Sale of equipment	24,415	-
Net cash used in investing activities	(34,425)	(21,231)

Cash flows from financing activities
Repayments of capital leases	(272,946)	-
Proceeds from loans payable	100,000	-
Repayments of loans payable	(41,978)	(5,407)
Proceeds from sale of common stock	70,300	345,500
Proceeds from the sale of series B preferred stock	286,501	781,000
Net cash provided by financing activities	141,877	1,121,093

Cash, beginning of period	913,958	298,942
Net change in cash	(879,988)	615,016
Cash, end of period	$33,970	$913,958

Supplemental cash flow information
Cash paid for interest	$114,788	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$1,154,528	$-
Loan entered into for the purchase of equipment	$11,451	$-
Loan entered into for purchase of vehicle	$-	$32,439

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

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

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, both of which have a fiscal year end of March 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

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

March 31, 2019

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

At March 31, 2019 and 2018, the Company had 19,999,998 and 19,999,998 shares of series A convertible preferred stock and 1,365,625 and 1,007,500 shares of series B convertible stock outstanding, respectively. Each share of series A convertible preferred stock is convertible to 10 shares of common stock at the discretion of the board of directors and each share of series B convertible preferred stock is convertible to 4 shares of common stock at the option of the stockholder. The outstanding preferred stock as of March 31, 2019 and 2018 represented 205,462,480 and 204,029,980 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $148 and $14,454 of such costs during the years ended March 31, 2019 and 2018, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU No. 2016-02 effective with the start of it’s fiscal year beginning April 1, 2019.

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs which raises substantial doubt around its ability to continue as a going concern. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

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

NOTE 3 – EQUIPMENT

The Company had equipment net of accumulated depreciation of $1,061,675 and $48,444 as of March 31, 2019 and 2018, respectively, consisting of:

	March 31,
	2019	2018
Machinery	$1,192,798	$-
Computers	18,606	17,307
Furniture and Equipment	6,083	6,083
Leasehold Improvements	975	975
Vehicles	37,439	37,439
Total	1,225,901	61,804
Less: accumulated depreciation	(194,226)	(13,360)
Net carrying value	$1,061,675	$48,444

During the year ended March 31, 2019, the Company sold equipment with a net book value of $30,722 for cash proceeds of $24,415 resulting in a loss recognized on the disposal of equipment totaling $6,307.

NOTE 4 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended March 31, 2019 or 2018 due to the operating losses experienced during the years ended March 31, 2019 and 2018. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 35.47% to 21.47%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $6,700.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 4 – INCOME TAXES (CONTINUED)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2019 or 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31,
	2019	2018
Income tax provision at the federal statutory rate	21.00%	35.00%
Washington state business and occupancy tax rate, net of federal benefit	0.47%	0.47%
Combined tax rate	21.47%	35.47%
Deferred tax rate changes - US income tax reform	-%	(15.00%)
Change in valuation allowance	(21.47%)	(20.47%)
Effect on operating losses	0.00%	0.00%

Net deferred tax assets consist of the following:

	March 31,
	2019	2018
Net operating loss carry forward	$174,689	$110,158
Valuation allowance		(110,158)
Net deferred tax asset	$(174,689)	$-

The net federal operating loss carry forward may be carried forward indefinitely. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – CURRENT DEPOSITS

During the year ended March 31, 2019, the Company made total advances to a third-party manufacturer of $402,000 in exchange for a discount from the negotiated purchase price of future inventory units. The deposits allowed the Company to receive a discount of approximately $2.46 per unit from the originally agreed upon purchase price on the first 163,415 individual units of inventory manufactured when purchases begin.

Subsequent to March 31, 2019, the Company entered into a legal dispute with the third-party manufacturer. Among other claims, the Company is seeking a return of the deposits made totaling $402,000. While the dispute is unresolved as of the date the financial statements were issued, the Company, through discussions with outside counsel, believes the deposits totaling $402,000 are likely to be returned to the Company. As such, no reserve against the deposits has been recorded as of March 31, 2019.

NOTE 5 – CAPITAL STOCK

Authorized

The Company is authorized to issue up to 20,000,000 shares of $0.001 par value Series A Preferred Stock, 5,000,000 shares of $0.001 par value Series B Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 5 – CAPITAL STOCK (CONTINUED)

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

Issued

During the year ended March 31, 2019, the Company accepted stock subscriptions to issue a total of 281,200 shares of common stock at $0.25 per share resulting in total cash proceeds of $70,300. Of this total, one subscription for 4,000 shares of common stock for cash proceeds of $1,000 was from a related party.

During the year ended March 31, 2019, the Company issued a total of 358,125 shares of Series B Convertible Preferred Stock for total cash proceeds of $286,501. All proceeds from and issuances of Series B Convertible Preferred Stock were to a related party.

There were 19,999,998; 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2019.

There were 19,999,998, 1,007,500 and 6,903,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2018.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

The leases require future minimum payments as shown below:

Year ending March 31,
2020	$496,757
2021	598,207
2022	599,725
2023	4,321
Total	$1299,010

On November 5, 2018, the Company entered into an agreement to sublet a portion of its office space on a month to month basis. The sublease will continue on a month to month basis until the sublessor provides notice to execute a long term lease or will have the option to assume the Company’s lease. The sublease requires monthly rental payments of $5,700 with the first month being prorated accordingly. The Company records sublease payments received as other income in the statement of operations resulting in other income of $22,515 being recognized during the year ended March 31, 2019.

The Company incurred rent expense totaling $72,598 and $51,518 during the years ended March 31, 2019 and 2018, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 7 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $20,555 and $27,033 due as of March 31, 2019 and 2018 of which $6,488 and $6,488 was current and $14,057 and $20,545 was long term, respectively.

On July 27, 2018, the Company entered into a loan agreement to borrow $100,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $65,464 and $0 of principal due as of March 31, 2019 and 2018, respectively.

During the year ended March 31, 2019, the Company entered into a loan in order to acquire equipment.  The loan is repayable over twelve months at $954 per month, is secured by the equipment and bears interest at 0%.  Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $10,497 and $0 due as of March 31, 2019 and 2018, all of which was current.

NOTE 8 – CAPITAL LEASES PAYABLE

The Company accounts for capital leases in accordance with ACS 840-30. During the year ended March 31, 2019, the Company entered into seven separate long-term leases for equipment that contain a $1 buyout option upon lease termination as well as others that contain bargain purchase option upon the lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases which totaled $1,162,240 as equipment. The leases require total monthly payments of $34,171.

As of March 31, 2019, there was a total of $1,291,288 of future payments due through June 2023 of which $409,706 are financing charges leaving a total principal balance of $881,582. Of the total principal balance due, $214,529 was current and $667,053 was long term as of March 31, 2019.

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2020	$214,529	$230,698	$445,227
2021	271,026	125,564	396,590
2022	247,275	44,953	292,228
2023	104,863	8,317	113,180
2024	43,889	174	44,063
Total	$881,582	$409,706	$1,291,288

NOTE 9 – SUBSEQUENT EVENTS

As discussed in Note 4, the Company entered into a dispute with its previously engaged third party manufacturer. As a result of the third party’s failure to perform, the Company has elected to self manufacture its products to bring them to market.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(1) PREVIOUS INDEPENDENT AUDITORS:

a. On September 17, 2018, the Company terminated Dale Matheson Carr-Hilton Labonte, LLP, CPAs, (“DMCL”) as its registered independent public accountant.

b. DMCL’s reports on the financial statements for the years ended March 31, 2017 and 2018, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

c. Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended March 31, 2017 and 2018 there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DMCL would have caused them to make reference thereto in their report on the financial statements. Through the interim period September 17, 2018 (the date of termination of the former accountant), there have been no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of DMCL would have caused them to make reference thereto in their report on the financial statements.

d. We have authorized DMCL to respond fully to the inquiries of the successor accountant.

e. During the years ended March 31, 2017 and 2018, and for the subsequent period, through September 17, 2018, the date of DMCL’s termination, there have been no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

f. The Company provided a copy of the foregoing disclosures to DMCL prior to the date of the filing of this Report and requested that DMCL furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this Report. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

(2) NEW INDEPENDENT ACCOUNTANTS:

a. On September 18, 2018, the Company engaged Fruci & Associates II, PLLC situated at 802 N Washington, Spokane, WA 99201, as its new registered independent public accountant. During the years ended March 31, 2017 and 2018, and for the periods September 30, 2017, through December 31, 2017 and prior to September 17, 2018 (the date of the new engagement), we did not consult with Fruci & Associates II, PLLC:

i. the application of accounting principles to a specified transaction,

ii. the type of audit opinion that might be rendered on the Company's financial statements by Fruci & Associates II, PLLC, in either case where written or oral advice provided by Fruci & Associates II, PLLC would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues, or

iii. any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

 We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Kendall Bertagnole and Principal Financial Officer, Kendall Bertagnole, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2019 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

OUR MANAGEMENT

Executive Officers

Name	Age	Position

Kendall Bertagnole	34	President, CEO & Director

Tommy Mills	34	Secretary & Director

Juan C. Ayala	41	CSO, CTO, Treasurer & Director

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

Pursuant to the Colorado Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor's independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

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

(a) Name and Principal Position	(b) Year	(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Kendall Bertagnole, President & Director	2017	$6,904	0		0	0	0	0	$0
	2018	0	0		0	0	0	0	0
	2019	56,881							56,881
Tommy Mills, Secretary & Director	2017	$0	0		0	0	0	0	0
	2018	0	0		0	0	0	0	0
	2019	58,129							58,129
Juan C. Ayala, Treasurer & Director	2017	0	0		0	0	0	0	0
	2018	0	0		0	0	0	0	0
	2019	57,775							57,775

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2019.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Common Shares Beneficially Owned (*)	Percent of Class (**)	Number of Preferred Shares Beneficially Owned (*)	Percent of Class (**)
Tribus Innovations LLC ***	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	2,600,000	36.2%	0	0
Juan C. Ayala	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
Tommy Mills	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
Kendall Bertagnole	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
Bret Baker and Jordan Baker	2207 E. Chattaroy Rd., Chattaroy, WA 99003	833,333	11.6%	0	0
Wayne Tenny Lamoreaux and Jennifer Johnson Lamoreaux	17009 E. Daybreak Lane, Spokane Valley, WA 99016	875,000	12.2%	0	0
All Directors and Officers as a Group (3 persons)		0	0%	19,999,998	100

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

(**)  Percent of class is calculated on the basis of the number of common shares outstanding on March 31, 2019 (7,184,858).

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

We currently do not have any independent directors, as the term "independent" is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of "independence" as defined under the rules of the New York Stock Exchange ("NYSE") and American Stock Exchange ("Amex").

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by  FRUCI & ASSOCIATES for year ended March  31, 2019 were $12,500.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

 (b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribus Enterprises, Inc.

By:

Kendall Bertagnole, CEO

Date: July 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall Bertagnole	Principal Executive Officer and Director	July 16, 2019
Kendall Bertagnole

/s/ Kendall Bertagnole
Kendall Bertagnole	Principal Financial Officer	July 16, 2019