Form 10-Q
period 2019-06-30
Tribus Enterprises, Inc.
filed 2019-08-19
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Registrant's Phone: (509) 992-4743

Securities registered under Section 12(b) of the Act: None

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

Yes [] No [x]

As of August 19, 2019, the issuer had 7,184,858 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 8

TRIBUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$48,115	$33,970
Inventory	6,907	-
Deposits, current	402,000	402,000
Prepaid expenses	11	20,011
Total current assets	457,033	455,981

Deposits	41,337	41,337
Right of use asset	192,496	-
Equipment, net of accumulated depreciation of $243,728 and $194,226, respectively	1,341,035	1,061,675

Total assets	$2,031,901	$1,558,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$175,159	$108,249
Interest payable	60,389	23,612
Accrued rent	-	8,027
Deferred revenue	814	814
Operating lease liability, current	55,933	-
Capital lease, current (Note 7)	288,570	214,529
Loans payable, current (Note 6)	346,913	82,449
Total current liabilities	927,778	437,680

Operating lease liability, net of current portion	141,979	-
Capital lease, net of current portion (Note 7)	597,183	667,053
Loans payable, net of current portion (Note 6)	29,656	14,057

Total liabilities	1,696,596	1,118,790

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 1,677,500 and 1,365,625 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	1,678	1,366
Common stock, $0.001 par value; 100,000,000 authorized; 7,188,858 and 7,184,858 issued and outstanding at June 30, 2019 and March 31, 2019, respectively	7,189	7,185
Additional paid in capital	2,068,878	1,818,694
Accumulated deficit	(1,762,440)	(1,407,042)
Total stockholders' equity	335,305	440,203

Total liabilities and stockholders' equity	$2,031,901	$1,558,993

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2019	2018
Operating expenses
Employee costs	$58,445	$62,077
Professional fees	60,020	31,291
General and administrative	88,574	18,867
Facilities	19,018	20,845
Research and development	9,765	1,140
Depreciation expense	65,728	33,907
Total operating expenses	301,550	168,127

Other income (expense)
Other income	9,328	-
Loss on sale of equipment	(1,752)	-
Interest expense	(61,424)	(4,524)
Total other income (expense)	(53,848)	(4,524)

Net and comprehensive loss	$(355,398)	$(172,651)

Net loss per share, basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding, basic and diluted	7,185,298	6,986,977

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046
Series B preferred stock issued for cash	-	-	206,875	206	-	-	165,294	-	165,500
Common stock issued for cash	-	-	-	-	155,200	155	38,645	-	38,800
Net loss, three months ended June 30, 2018	-	-	-	-	-	-	-	(172,651)	(172,651)
Balance, June 30, 2018	19,999,998	$20,000	1,214,375	$1,214	7,058,858	$7,059	$1,666,472	$(766,050)	$928,695

Balance, March 31, 2019	19,999,998	20,000	1,365,625	1,366	7,184,858	7,185	1,818,694	(1,407,042)	440,203
Series B preferred stock issued for cash	-	-	311,875	312	-	-	249,188	-	249,500
Common stock issued for cash	-	-	-	-	4,000	4	996	-	1,000
Net loss, three months ended June 30, 2019	-	-	-	-	-	-	-	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	$20,000	1,677,500	$1,678	7,188,858	$7,189	$2,068,878	$(1,762,440)	$335,305

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(355,398)	$(172,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75,010	33,907
Loss on sale of equipment	1,751	-
Changes in operating assets and liabilities:
Prepaid expenses	20,000	(2,454)
Deposits	-	(280,897)
Accounts payable and accrued liabilities	66,910	(2,995)
Interest payable	43,438	-
Deferred rent	(2,448)	33
Inventory	(6,907)	-
Net cash used in operating activities	(157,644)	(425,057)

Cash flows from investing activities
Purchase of equipment	(30,918)	-
Net cash used in investing activities	(30,918)	-

Cash flows from financing activities
Repayments of capital leases	(2,490)	(195,880)
Payments on operating lease liability	(9,447)	-
Repayments of loans payable	(35,856)	-
Proceeds from sale of common stock	1,000	38,800
Proceeds from the sale of series B preferred stock	249,500	165,500
Net cash provided by financing activities	202,707	8,420

Cash, beginning of period	33,970	913,958
Net change in cash	14,145	(416,637)
Cash, end of period	$48,115	$497,321

Supplemental cash flow information
Cash paid for interest	$22,912	$4,156
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$-	$960,340
Loan entered into for purchase of fixed assets	$335,383	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended June 30, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2019 audited financial statements. The results of operations for the periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

NOTE 3 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs which raises substantial doubt regarding the Company’s ability to continue as a going concern. Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

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

During the three months ended June 30, 2019, the Company entered into a legal dispute with the third-party manufacturer. Among other claims, the Company is seeking a return of the deposits made totaling $402,000. While the dispute is unresolved as of the date the financial statements were issued, the Company, through discussions with outside counsel, believes the deposits totaling $402,000 are likely to be returned to the Company. As such, no reserve against the deposits has been recorded as of June 30, 2019 or March 31, 2019.

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

Issued

During the three months ended June 30, 2019, the Company accepted stock subscriptions to issue a total of 4,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,000.

During the three months ended June 30, 2019, the Company issued a total of 311,875 shares of Series B Convertible Preferred Stock for total cash proceeds of $249,500.

There were 19,999,998; 1,677,500 and 7,188,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of June 30, 2019.

There were 19,999,998, 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2019.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2019

NOTE 6 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the three months ended June 30, 2019, the Company made total principal payments on operating leases of $9,447. There was a total operating lease liability of $197,912 as of June 30, 2019 of which $55,933 was current and $141,979 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2020	$72,657
2021	98,207
2022	99,725
2023	4,321
Total payments	274,910
Less: imputed interest	(76,998)
Operating lease liability, total	$197,912

On November 5, 2018, the Company entered into an agreement to sublet a portion of its office space on a month to month basis. The sublease will continue on a month to month basis until the sublessor provides notice to execute a long term lease or will have the option to assume the Company’s lease. The sublease requires monthly rental payments of $5,700 with the first month being prorated accordingly. The Company records sublease payments received as other income in the statement of operations resulting in other income of $9,000 being recognized during the three months ended June 30, 2019.

NOTE 7 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. During the three months ended June 30, 2019, the Company sold the vehicle for the remaining balance on the loan resulting in a balance due of $0 as of June 30, 2019.

On July 27, 2018, the Company entered into a loan agreement to borrow $100,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $40,594 and $65,464 of principal due as of June 30, 2019 and March 31, 2019, respectively.

During the year ended March 31, 2019, the Company entered into a loan in order to acquire equipment.  The loan is repayable over twelve months at $954 per month, is secured by the equipment and bears interest at 0%.  Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $8,588 and $10,497 due as of June 30, 2019 and March 31, 2019, all of which was current.

On various dates during the three months ended June 30, 2019, the Company entered into three separate verbal loan agreements to purchase equipment totaling $301,651, each with no stated interest rate. The Company recorded the loans using an imputed interest rate of 6.59% per annum, equal to the interest rate associated with other recent borrowings on assets. The first of three loans was for equipment valued at $270,604 and required $27,990 down with six monthly payments of $5,000 and a balloon payment of $221,910 unless otherwise negotiated prior to maturity. The second of three loans was for equipment valued at $24,163 and required $2,500 down with six monthly payments of $1,000 and a balloon payment of $16,395 unless otherwise negotiated prior to maturity. The last of the of three loans was for equipment valued at $36,884 and requires monthly payments of $5,000 until paid in full unless otherwise negotiated prior to maturity.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of June 30, 2019, there was a total of $34,222 due of which $4,666 was current.

NOTE 8 – CAPITAL LEASES PAYABLE

The Company accounts for capital leases in accordance with ASC 842. During the year ended March 31, 2019, the Company entered into seven separate long-term leases for equipment that contain a $1 buyout option upon lease termination as well as others that contain bargain purchase option upon the lease termination. The Company determined these were capital leases based on the minimum buy out price and capitalized the net present value of the leases which totaled $1,162,240 as equipment. The leases require total monthly payments of $34,171.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2018

NOTE 8 – CAPITAL LEASES PAYABLE (CONTINUED)

As of June 30, 2019, there was a total of $1,282,756 of future payments due through June 2023 of which $397,003 are financing charges leaving a total principal balance of $885,753. Of the total principal balance due, $288,570 was current and $597,183 was long term as of June 30, 2019.

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2020	$255,376	$217,995	$473,371
2021	271,026	125,564	396,590
2022	247,275	44,953	292,228
2023	104,863	8,317	113,180
2024	7,213	174	7,387
Total	$885,753	$397,003	$1,282,756

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events occurring subsequent to June 30, 2019 and through the date of this filing and determined there were no additional disclosures required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by. the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

Liquidity and Capital Resources

As of June 30, 2019, we had $48,115 in cash, total current assets of $457,033 and total current liabilities of $927,778. Current liabilities consisted mainly of $175,159 of accounts payable, a capital lease liability of $288,570, an operating lease liability of $55,933 and current loans payable of $346,913.

As of March 31, 2019, we had current assets totaling $455,981 consisting of $33,970 of cash, $402,222 of current deposits and $20,011 of prepaid expenses. Current liabilities totaled $437,680 as of March 31, 2019. As of March 31, 2018, we had current assets of $913,958, consisting solely of cash, and current liabilities totaling $47,251.

Net cash used in operating activities was $157,644 compared to $425,057 for the three months ended June 30, 2019 and 2018, respectively.

Net cash used in investing activities was $30,918 compared to $0 the three months ended June 30, 2019 and 2018 respectively.

Net cash provided by financing activities was $202,707 and $8,420 for the three months ended June 30, 2019 and 2018 respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three months ended June 30, 2019 or 2018. Total operating expenses were $301,550 during the three months ended June 30, 2019 and $168,127 for the three months ended June 30, 2018 due to an increase in the company’s operations and preparation therefore. Net loss for the three months ended June 30, 2019 was $355,398 compared to $172,651 for the same period in 2018 due to an increase in the company’s operations and preparation therefore.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, prepaid inventory and capital leases payable.. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2019 filed July 19, 2019.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 19, 2019.

Tribus Enterprises, Inc.
Registrant

By: /s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer