Form 10-Q
period 2019-09-30
Tribus Enterprises, Inc.
filed 2019-11-14
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Tribus Enterprises, Inc.

 (Exact Name of Registrant as Specified in its Charter)

Ohio	82-1104757
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

155 Haas Drive
Englewood, OH	45322
(Address of principal executive offices)	(Zip Code)

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

Yes [] No [x]

As of November 14, 2019, the issuer had 7,276,858 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

i

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 8

ii

TRIBUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$102,043	$33,970
Inventory	59,380	-
Deposits, current	402,000	402,000
Prepaid expenses	1,511	20,011
Total current assets	564,934	455,981

Deposits	41,337	41,337
Right of use asset	182,683	-
Equipment, net of accumulated depreciation of $367,412 and $194,226, respectively	1,415,877	1,061,675

Total assets	$2,204,831	$1,558,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$156,965	$108,249
Interest payable	77,161	23,612
Accrued rent	-	8,027
Deferred revenue	20,066	814
Operating lease liability, current	61,878	-
Capital lease, current (Note 7)	315,443	214,529
Loans payable, current (Note 6)	486,635	82,449
Total current liabilities	1,118,148	437,680

Operating lease liability, net of current portion	125,941	-
Capital lease, net of current portion (Note 7)	542,948	667,053
Loans payable, net of current portion (Note 6)	28,466	14,057

Total liabilities	1,815,503	1,118,790

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at September 30, 2019 and March 31, 2019, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 2,052,500 and 1,365,625issued and outstanding at September 30, 2019 and March 31, 2019, respectively	2,053	1,366
Common stock, $0.001 par value; 100,000,000 authorized; 7,276,858 and 7,184,858 issued and outstanding at September 30, 2019 and March 31, 2019, respectively	7,277	7,185
Additional paid in capital	2,467,193	1,818,694
Accumulated deficit	(2,107,195)	(1,407,042)
Total stockholders' equity	389,328	440,203

Total liabilities and stockholders' equity	$2,204,831	$1,558,993

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018
Operating expenses
Employee costs	$32,436	$59,882	$90,881	$121,959
Professional fees	58,088	15,812	118,108	47,103
General and administrative	54,830	45,200	143,404	64,067
Facilities	25,911	29,152	44,929	49,997
Research and development	-	-	9,765	1,140
Depreciation expense	123,682	45,655	189,410	79,562
Total operating expenses	294,946	195,701	596,496	363,828

Other income (expense)
Other income	12,300	-	21,628	-
Loss on sale of equipment	-	-	(1,752)	-
Interest expense	(62,109)	(19,670)	(123,533)	(24,194)
Total other income (expense)	(49,809)	(19,670)	(103,657)	(24,194)

Net and comprehensive loss	$(344,755)	$(215,371)	$(700,153)	$(388,022)

Net loss per share, basic and diluted	$(0.05)	$(0.03)	$(0.10)	$(0.06)

Weighted average shares outstanding, basic and diluted	7,263,119	7,060,206	7,224,421	7,023,791

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046
Series B preferred stock issued for cash	-	-	206,875	206	-	-	165,294	-	165,500
Common stock issued for cash	-	-	-	-	155,200	155	38,645	-	38,800
Net loss, three months ended June 30, 2018	-	-	-	-	-	-	-	(172,651)	(172,651)
Balance, June 30, 2018	19,999,998	20,000	1,214,375	1,214	7,058,858	7,059	1,666,472	(766,050)	928,695

Series B preferred stock issued for cash	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	8,000	8	1,992	-	2,000
Net loss, three months ended September 30, 2018	-	-	-	-	-	-	-	(215,371)	(215,371)
Balance, September 30, 2018	19,999,998	$20,000	1,214,375	$1,214	7,066,858	$7,067	$1,668,464	$(981,421)	$715,324

Balance, March 31, 2019	19,999,998	20,000	1,365,625	1,366	7,184,858	7,185	1,818,694	(1,407,042)	440,203
Series B preferred stock issued for cash	-	-	311,875	312	-	-	249,188	-	249,500
Common stock issued for cash	-	-	-	-	4,000	4	996	-	1,000
Net loss, three months ended June 30, 2019	-	-	-	-	-	-	-	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	20,000	1,677,500	1,678	7,188,858	7,189	2,068,878	(1,762,440)	335,305

Series B preferred stock issued for cash	-	-	375,000	375	-	-	299,625	-	300,000
Common stock issued for cash	-	-	-	-	88,000	88	21,912	-	22,000
Shareholder cash contribution	-	-	-	-	-	-	3,040	-	3,040
Shareholder forgiveness of wages payable	-	-	-	-	-	-	73,738	-	73,738
Net loss, three months ended September 30, 2019	-	-	-	-	-	-	-	(344,755)	(344,755)
Balance, September 30, 2019	19,999,998	$20,000	2,052,500	$2,053	7,276,858	$7,277	$2,467,193	$(2,107,195)	$389,328

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(700,153)	$(388,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	208,507	79,562
Loss on sale of equipment	1,751	-
Changes in operating assets and liabilities:
Prepaid expenses	18,500	(1,705)
Deposits	-	(280,897)
Accounts payable and accrued liabilities	122,453	5,668
Interest payable	63,034	10,372
Deferred rent	(2,448)	88
Deferred revenue	19,252	814
Inventory	(59,380)	-
Net cash used in operating activities	(328,484)	(574,120)

Cash flows from investing activities
Purchase of equipment	(428)	(58,840)
Net cash used in investing activities	(428)	(58,840)

Cash flows from financing activities
Repayments of capital leases	(32,676)	(260,028)
Payments on operating lease liability	(19,540)	-
Proceeds from loans payable	-	60,000
Repayments of loans payable	(126,339)	(7,925)
Shareholder cash contribution	3,040	-
Proceeds from sale of common stock	23,000	40,800
Proceeds from the sale of series B preferred stock	549,500	165,500
Net cash provided by financing activities	396,985	(1,653)

Cash, beginning of period	33,970	913,958
Net change in cash	68,073	(634,613)
Cash, end of period	$102,043	$279,345

Supplemental cash flow information
Cash paid for interest	$60,499	$9,298
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$-	$1,162,240
Forgiveness of wages payable by related parties	$73,738	$-
Loan entered into for purchase of equipment	$564,398	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2019 audited financial statements. The results of operations for the periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

September 30, 2019

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

During the six months ended September 30, 2019, the Company entered into a legal dispute with the third-party manufacturer. Among other claims, the Company is seeking a return of the deposits made totaling $402,000. While the dispute is unresolved as of the date the financial statements were issued, the Company, through discussions with outside counsel, believes the deposits totaling $402,000 are likely to be returned to the Company. As such, no reserve against the deposits has been recorded as of September 30, 2019 or March 31, 2019.

NOTE 5 - INVENTORY

The Company carries inventory at cost and recognizes the cost of each through cost of goods sold as product is shipped to customers. The Company had inventory balances of $59,380 and $0 as of September 30, 2019 and March 31, 2019, respectively.

NOTE 6 – DEFERRED REVENUE

During the six months ended September 30, 2019, the Company engaged in a Kickstarter campaign to launch the sale of initial products. The campaign resulted in total sales of $19,252 which is being carried as deferred revenue as of September 30, 2019. There were total sales of $3,000 to related parties made through the Kickstarter campaign. There was total deferred revenue of $20,066 and $814 as of September 30, 2019 and March 31, 2019.

NOTE 7 – CAPITAL STOCK

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

Issued

During the six months ended September 30, 2019, the Company accepted stock subscriptions to issue a total of 92,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $23,000.

During the six months ended September 30, 2019, the Company issued a total of 686,875 shares of Series B Convertible Preferred Stock for total cash proceeds of $549,500. The sales of the Series B Convertible Preferred Stock during the six months ended September 30, 2019 were to related parties.

There were 19,999,998; 2,052,500 and 7,276,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of September 30, 2019.

There were 19,999,998, 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2019.

Shareholder Contributions

During the six months ended September 30, 2019, the Company received $3,040 in cash from a shareholder as a capital contribution.

Additionally during the six months ended September 30, 2019, two former officers of the Company forgave accrued wages totaling $73,738 which was treated as a forgiveness of debt by a related party resulting in a capital contribution of $73,738.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2019

NOTE 8 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the six months ended September 30, 2019, the Company made total principal payments on operating leases of $19,540. There was a total operating lease liability of $187,819 as of September 30, 2019 of which $61,878 was current and $125,941 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2020	$53,209
2021	98,207
2022	99,725
2023	4,321
Total payments	255,462
Less: imputed interest	(67,643)
Operating lease liability, total	$187,819

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

On May 8, 2019, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of twelve months commencing on May 1, 2019. The sublease requires a prorated amount of rent total $1,800 for May 2019 followed by eleven monthly payments of $4,100 through April 2020.

The Company records sublease payments received as other income in the statement of operations resulting in other income of $12,300 and $21,300 being recognized during the three and six months ended September 30, 2019. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight line basis monthly.

NOTE 9 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. During the six months ended September 30, 2019, the Company sold the vehicle for the remaining balance on the loan resulting in a balance due of $0 as of September 30, 2019.

On July 27, 2018, the Company entered into a loan agreement to borrow $100,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $20,277 and $65,464 of principal due as of September 30, 2019 and March 31, 2019, respectively.

During the year ended March 31, 2019, the Company entered into a loan in order to acquire equipment.  The loan is repayable over twelve months at $954 per month, is secured by the equipment and bears interest at 0%.  Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $6,680 and $10,497 due as of September 30, 2019 and March 31, 2019, all of which was current.

On various dates during the six months ended September 30, 2019, the Company entered into five separate verbal loan agreements to purchase equipment totaling $501,077, each with no stated interest rate. The Company recorded the loans using an imputed interest rate of 6.59% per annum, equal to the interest rate associated with other recent borrowings on assets.

●

The first of five loans was for equipment valued at $270,604 and required $27,990 down with six monthly payments of $5,000 and a balloon payment of $221,910 unless otherwise negotiated prior to maturity.

●

The second of five loans was for equipment valued at $24,163 and required $2,500 down with six monthly payments of $1,000 and a balloon payment of $16,395 unless otherwise negotiated prior to maturity.

●	The third of the of five loans was for equipment valued at $36,884 and requires monthly payments of $5,000 until paid in full unless otherwise negotiated prior to maturity.
●

The fourth of five loans was for equipment valued at $137,040 and required $5,000 down with 6 monthly payments of $1,000 and a balloon payment of $126,040 unless otherwise negotiated prior to maturity.

●	The fifth of five loans was for equipment valued at $32,386 and required $6,477 down with 3 monthly payments of $6,477 and one payment of $6,478 unless otherwise negotiated prior to maturity.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of September 30, 2019, there was a total of $33,108 due of which $4,642 was current.

Total loans outstanding at September 30, 2019 were $515,101 of which $486,635 was current and $28,466 was long term.

NOTE 10 – CAPITAL LEASES PAYABLE

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

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2018

NOTE 10 – CAPITAL LEASES PAYABLE (CONTINUED)

As of September 30, 2019, there was a total of $1,250,367 of future payments due through June 2023 of which $391,976 are financing charges leaving a total principal balance of $858,391. Of the total principal balance due, $315,443 was current and $542,948 was long term as of September 30, 2019.

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2020	$229,842	$216,537	$446,379
2021	302,943	127,256	430,199
2022	214,897	38,325	253,222
2023	103,857	9,323	113,180
2024	6,852	535	7,387
Total	$858,391	$391,976	$1,250,367

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events occurring subsequent to September 30, 2019 and through the date of this filing and determined there were no additional disclosures required.

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

Tribus LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have been issued a Patent under application number: 15/092,056 which was issued on September 17, 2019 under Patent Number 10,414,029. The initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding. Tribus LLC has made several plastic resin prototypes in 2016.

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

Liquidity and Capital Resources

As of September 30, 2019, we had $102,043 in cash, total current assets of $564,934 and total current liabilities of $1,107,898. Current liabilities consisted mainly of $156,965 of accounts payable, a capital lease liability of $315,443, an operating lease liability of $61,878 and current loans payable of $486,635.

As of March 31, 2019, we had current assets totaling $455,981 consisting of $33,970 of cash, $402,000 of current deposits and $20,011 of prepaid expenses. Current liabilities totaled $437,680 as of March 31, 2019.

Net cash used in operating activities was $328,484 compared to $574,120 for the six months ended September 30, 2019 and 2018, respectively.

Net cash used in investing activities was $428 compared to $58,840 the six months ended September 30, 2019 and 2018 respectively.

Net cash provided by financing activities was $396,985 for the six months ended September 30, 2019 and $1,653 used in financing activities for the six months ended September 30, 2018, respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We did not generate revenues during the three or six months ended September 30, 2019 or 2018. Total operating expenses were $294,946 during the three months ended September 30, 2019 and $195,701 for the three months ended September 30, 2018. Total operating expenses were $596,496 during the six months ended September 30, 2019 and $363,828 for the six months ended September 30, 2018. The increase in operating expenses for the three and six months ended September 30, 2019 when compared to the same periods in 2018 were due to an increase in the company’s operations and preparation in the current year. Net loss for the three months ended September 30, 2019 was $344,755 compared to $215,371 for the same period in 2018. Net loss for the six months ended September 30, 2019 was $700,153 compared to $388,022 for the same period in 2018.

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

ITEM 3A. OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off balance sheet arrangements.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of September 30, 2019.

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

Here too, the Company believes there is a good chance that DMW will not be successful on its claims against Trost, nor on its motion for preliminary injunction. The Company is confident that, ultimately, it will be determined that the manufacturing and programming information that form the core of DMW’s claims against both Tribus and Trost is not in fact confidential information or trade secrets belonging to DMW.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended September 30, 2019, the Company accepted stock subscriptions to issue a total of 92,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $23,000.

During the six months ended September 30, 2019, the Company issued a total of 686,875 shares of Series B Convertible Preferred Stock for total cash proceeds of $549,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 14, 2019.

Tribus Enterprises, Inc.
Registrant

By: /s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer