Form 10-Q
period 2019-12-31
Tribus Enterprises, Inc.
filed 2020-02-14
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-197642

Tribus Enterprises, Inc.

(Exact Name of Registrant as Specified in its Charter)

Washington	82-1104757
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

155 Haas Drive
Englewood, OH	45322
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (509) 992-4743

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐ No ☒

As of February 14, 2020, the issuer had 7,320,858 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$423,674	$33,970
Inventory	78,282	-
Deposits, current	402,000	402,000
Prepaid expenses	5,511	20,011
Total current assets	909,467	455,981

Deposits	41,337	41,337
Right of use asset	170,526	-
Equipment, net of accumulated depreciation of $460,039 and $194,226, respectively	1,326,580	1,061,675

Total assets	$2,447,910	$1,558,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$129,274	$108,249
Interest payable	50,417	23,612
Accrued rent	-	8,027
Deferred revenue	3,814	814
Operating lease liability, current	61,886	-
Capital lease, current (Note 7)	301,162	214,529
Loans payable, current (Note 6)	349,670	82,449
Total current liabilities	896,223	437,680

Operating lease liability, net of current portion	108,880	-
Capital lease, net of current portion (Note 7)	456,981	667,053
Loans payable, net of current portion (Note 6)	27,257	14,057

Total liabilities	1,489,341	1,118,790

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 3,910,000 and 1,365,625 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	3,910	1,366
Common stock, $0.001 par value; 100,000,000 authorized; 7,320,858 and 7,184,858 issued and outstanding at December 31, 2019 and March 31, 2019, respectively	7,321	7,185
Additional paid in capital	3,590,792	1,818,694
Accumulated deficit	(2,663,454)	(1,407,042)
Total stockholders' equity	958,569	440,203

Total liabilities and stockholders' equity	$2,447,910	$1,558,993

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLDIATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Revenue	$25,554	$-	$25,554	$-
Cost of goods sold	67,868	-	67,868	-
Gross margin	(42,314)	-	(42,314)	-

Operating expenses
Employee costs	20,047	60,729	110,928	182,688
Professional fees	169,777	27,012	287,885	74,115
General and administrative	115,281	21,043	258,685	85,110
Facilities	19,630	12,884	64,559	62,881
Research and development	55,851	-	65,616	1,140
Depreciation expense	92,627	50,117	282,037	129,679
Total operating expenses	473,213	171,785	1,069,710	535,613

Net loss from operations	(515,527)	(171,785)	(1,112,024)	(535,613)

Other income (expense)
Other income	13,861	10,640	35,489	10,640
Loss on sale of equipment	-	-	(1,752)	-
Interest expense	(54,592)	(43,549)	(178,125)	(67,743)
Total other income (expense)	(40,731)	(32,909)	(144,388)	(57,103)

Net and comprehensive loss	$(556,258)	$(204,694)	$(1,256,412)	$(592,716)

Net loss per share, basic and diluted	$(0.08)	$(0.03)	$(0.17)	$(0.08)

Weighted average shares outstanding, basic and diluted	7,317,206	7,146,988	7,255,462	7,065,006

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046
Series B preferred stock issued for cash	-	-	206,875	206	-	-	165,294	-	165,500
Common stock issued for cash	-	-	-	-	155,200	155	38,645	-	38,800
Net loss, three months ended June 30, 2018	-	-	-	-	-	-	-	(172,651)	(172,651)
Balance, June 30, 2018	19,999,998	20,000	1,214,375	1,214	7,058,858	7,059	1,666,472	(766,050)	928,695

Common stock issued for cash	-	-	-	-	8,000	8	1,992	-	2,000
Net loss, three months ended September 30, 2018	-	-	-	-	-	-	-	(215,371)	(215,371)
Balance, September 30, 2018	19,999,998	20,000	1,214,375	1,214	7,066,858	7,067	1,668,464	(981,421)	715,324

Series B preferred stock issued for cash	-	-	151,250	151	-	-	120,849	-	121,000
Common stock issued for cash	-	-	-	-	118,000	118	29,382	-	29,500
Net loss, three months ended December 31, 2018	-	-	-	-	-	-	-	(204,694)	(204,694)
Balance, December 31, 2018	19,999,998	$20,000	1,365,625	$1,365	7,184,858	$7,185	$1,818,695	$(1,186,115)	$661,130

Balance, March 31, 2019	19,999,998	20,000	1,365,625	1,366	7,184,858	7,185	1,818,694	(1,407,042)	440,203
Series B preferred stock issued for cash	-	-	311,875	312	-	-	249,188	-	249,500
Common stock issued for cash	-	-	-	-	4,000	4	996	-	1,000
Net loss, three months ended June 30, 2019	-	-	-	-	-	-	-	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	20,000	1,677,500	1,678	7,188,858	7,189	2,068,878	(1,762,440)	335,305

Series B preferred stock issued for cash	-	-	375,000	375	-	-	299,625	-	300,000
Common stock issued for cash	-	-	-	-	88,000	88	21,912	-	22,000
Shareholder cash contribution	-	-	-	-	-	-	3,040	-	3,040
Shareholder forgiveness of wages payable	-	-	-	-	-	-	73,738	-	73,738
Net loss, three months ended September 30, 2019	-	-	-	-	-	-	-	(344,756)	(344,756)
Balance, September 30, 2019	19,999,998	20,000	2,052,500	2,053	7,276,858	7,277	2,467,193	(2,107,196)	389,327

Series B preferred stock issued for cash	-	-	1,857,500	1,857	-	-	1,112,643	-	1,114,500
Common stock issued for cash	-	-	-	-	44,000	44	10,956	-	11,000
Net loss, three months ended December 31, 2019	-	-	-	-	-	-	-	(556,258)	(556,258)
Balance, December 31, 2019	19,999,998	$20,000	3,910,000	$3,910	7,320,858	$7,321	$3,590,792	$(2,663,454)	$958,569

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,256,412)	$(592,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	313,291	131,571
Loss on sale of equipment	1,751	-
Changes in operating assets and liabilities:
Prepaid expenses	14,500	(448)
Deposits	-	(412,897)
Accounts payable and accrued liabilities	94,762	7,792
Interest payable	36,290	14,770
Deferred rent	(2,448)	144
Deferred revenue	3,000	814
Inventory	(78,282)	-
Net cash used in operating activities	(873,548)	(850,970)

Cash flows from investing activities
Purchase of equipment	(3,758)	(58,840)
Net cash used in investing activities	(3,758)	(58,840)

Cash flows from financing activities
Repayments of capital leases	(132,924)	(277,695)
Payments on operating lease liability	(36,593)	-
Proceeds from loans payable	-	60,000
Repayments of loans payable	(264,513)	(24,170)
Shareholder cash contribution	3,040	-
Proceeds from sale of common stock	34,000	70,300
Proceeds from the sale of series B preferred stock	1,664,000	286,501
Net cash provided by financing activities	1,267,010	114,936

Cash, beginning of period	33,970	913,958
Net change in cash	389,704	(794,874)
Cash, end of period	$423,674	$119,084

Supplemental cash flow information
Cash paid for interest	$62,816	$28,779
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$-	$1,162,240
Loan entered into for purchase of equipment	$564,398	$-
Forgiveness of accrued wages by related parties	$73,738	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019

NOTE 1 – NATURE OF OPERATIONS AND ORGANIZATION

The Company was incorporated in the State of Washington on March 29, 2017 for the purpose of developing, designing, manufacturing and distributing hand tools. Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC (“Tribus Innovations”) and acquired all of the outstanding ownership interests of Tribus Innovations. Tribus Innovations was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017. The Company has realized minimal revenues from its planned business activities.

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended December 31, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2019 audited financial statements. The results of operations for the periods ended December 31, 2019 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

December 31, 2019

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

During the nine months ended December 31, 2019, the Company entered into a legal dispute with the third-party manufacturer. Among other claims, the Company is seeking a return of the deposits made totaling $402,000. During the three months ended December 31, 2019, the third-party manufacturer’s motion to compel arbitration with the Company was denied and the attorney of record filed a motion to withdraw their representation leaving the third party manufacturer without legal representation as of December 31, 2019. While the dispute is unresolved as of the date the financial statements were issued, the Company, through discussions with outside counsel, believes the deposits totaling $402,000 are likely to be returned to the Company. As such, no reserve against the deposits has been recorded as of December 31, 2019 or March 31, 2019.

NOTE 5 – REVENUE RECOGNITION

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on our financial statements. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company offers a limited lifetime warranty for manufacturing defects only on product sold. Due to sales recently occurring, the Company is unable to reasonably estimate future costs that will be incurred under its lifetime warranty program on revenue recognized as of December 31, 2019. However, the Company anticipates the amounts associated with revenues recognized as of December 31, 2019 to be immaterial to the financial statements.

The Company recognized revenues of $25,554 during the three and nine months ended December 31, 2019.

NOTE 6 - INVENTORY

The Company carries inventory at cost and recognizes the cost of each through cost of goods sold as product is shipped to customers. The value of inventory is carried at the cost of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility. The Company had inventory balances of $78,282 and $0, all of which was finished goods, as of December 31, 2019 and March 31, 2019, respectively.

During the three and nine months ended December 31, 2019, the Company wrote off $48,203 of inventory as scrap costs. The scrap was incurred as early production yielded undesirable results. Due to the cost of scrap materials incurred during the three and nine months ended December 31, 2019, gross margin was negative for each period.

NOTE 7 – DEFERRED REVENUE

During the year ended March 31, 2019, the Company accepted pre-orders of its products totaling $814 which was carried as deferred revenue as of March 31, 2019. The Company accepted additional prepaid sales of $3,000 during the nine months ended December 31, 2019 for product which has yet to ship resulting in a total deferred revenue balance of $3,814 as of December 31, 2019.

NOTE 8 – CAPITAL STOCK

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

Issued

During the nine months ended December 31, 2019, the Company accepted stock subscriptions to issue a total of 136,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $34,000.

During the nine months ended December 31, 2019, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000. Of this amount, 1,138,625 shares of Series B Convertible Preferred Stock was issued to related parties for total cash proceeds of $820,550. Additionally, the Company paid approximately $110,00 to a related party as a finders’ fee in conjunction with the sale of equity investments.

There were 19,999,998; 3,910,000 and 7,320,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of December 31, 2019.

There were 19,999,998, 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2019.

Shareholder Contributions

During the nine months ended December 31, 2019, the Company received $3,040 in cash from a shareholder as a capital contribution.

Additionally during the nine months ended December 31, 2019, two former officers of the Company forgave accrued wages totaling $73,738 which was treated as a forgiveness of debt by a related party resulting in a capital contribution of $73,738.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2019

NOTE 9 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the nine months ended December 31, 2019, the Company made total principal payments on operating leases of $36,593. There was a total operating lease liability of $170,766 as of December 31, 2019 of which $61,886 was current and $108,880 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2020	$26,128
2021	98,207
2022	99,725
2023	4,321
Total payments	228,381
Less: imputed interest	(57,615)
Operating lease liability, total	$170,766

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

The Company records sublease payments received as other income in the statement of operations resulting in other income of $12,300 and $33,600 being recognized during the three and nine months ended December 31, 2019. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight line basis monthly.

NOTE 10 – LOANS PAYABLE

During the prior fiscal year, the Company entered into a loan in order to acquire a vehicle. The loan is repayable over five years at $541 per month, is secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. During the nine months ended December 31, 2019, the Company sold the vehicle for the remaining balance on the loan resulting in a balance due of $0 as of December 31, 2019.

On July 27, 2018, the Company entered into a loan agreement to borrow $100,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $0 and $65,464 of principal due as of December 31, 2019 and March 31, 2019, respectively.

During the year ended March 31, 2019, the Company entered into a loan in order to acquire equipment.  The loan is repayable over twelve months at $954 per month, is secured by the equipment and bears interest at 0%.  Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $0 and $10,497 due as of December 31, 2019 and March 31, 2019, all of which was current.

On various dates during the nine months ended December 31, 2019, the Company entered into five separate verbal loan agreements to purchase equipment totaling $501,077, each with no stated interest rate. The Company recorded the loans using an imputed interest rate of 6.59% per annum, equal to the interest rate associated with other recent borrowings on assets.

●

The first of five loans was for equipment valued at $270,604 and required $27,990 down with six monthly payments of $5,000 and a balloon payment of $221,910 unless otherwise negotiated prior to maturity. During the three months ended December 31, 2019, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment.

●

The second of five loans was for equipment valued at $24,163 and required $2,500 down with six monthly payments of $1,000 and a balloon payment of $16,395 unless otherwise negotiated prior to maturity. This loan was repaid in full during the period ended December 31, 2019.

●

The third of the of five loans was for equipment valued at $36,884 and requires monthly payments of $5,000 until paid in full unless otherwise negotiated prior to maturity. This loan was repaid in full during the period ended December 31, 2019.

●
●

The fourth of five loans was for equipment valued at $137,040 and required $5,000 down with 6 monthly payments of $1,000 and a balloon payment of $126,040 unless otherwise negotiated prior to maturity. During the three months ended December 31, 2019, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment.

●
●

The fifth of five loans was for equipment valued at $32,386 and required $6,477 down with 3 monthly payments of $6,477 and one payment of $6,478 unless otherwise negotiated prior to maturity. This loan was repaid in full during the period ended December 31, 2019.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of December 31, 2019, there was a total of $31,977 due of which $4,720 was current.

Total loans outstanding at December 31, 2019 were $376,927 of which $349,670 was current and $27,257 was long term.

NOTE 11 – CAPITAL LEASES PAYABLE

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

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2019

NOTE 11 – CAPITAL LEASES PAYABLE (CONTINUED)

As of December 31, 2019, there was a total of $1,046,115 of future payments due through June 2023 of which $287,972 are financing charges leaving a total principal balance of $758,143. Of the total principal balance due, $301,162 was current and $456,981 was long term as of December 31, 2019.

Future annual payments required under the capital leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2020	$115,731	$90,693	$206,424
2021	268,302	137,008	405,310
2022	259,304	50,164	309,468
2023	107,662	9,864	117,526
2024	7,144	243	7,387
Total	$758,143	$287,972	$1,046,115

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events occurring subsequent to December 31, 2019 and through the date of this filing and determined there were no additional disclosures required.

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

General Business Development

The Company was formed on March 29, 2017 in the State of Washington.

Business Strategy

Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC (“Tribus Innovations”) and acquired all of the outstanding ownership interests of Tribus Innovations. Tribus Innovations was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017. The Company has realized limited revenues from its planned business activities. The membership interests of Tribus Innovations, LLC were all held by the officers and directors of Tribus Enterprises, Inc. The Company acquired 100% of the membership interests of Tribus Innovations, LLC in exchange for 2,600,000 of our common shares and 19,999,998 of our shares of Class A preferred stock. Tribus Innovations is currently a 100% owned subsidiary of the Company.

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

Liquidity and Capital Resources

As of December 31, 2019, we had $423,674 in cash, total current assets of $909,467 and total current liabilities of $896,223. Current liabilities consisted mainly of $129,274 of accounts payable, a capital lease liability of $301,162, an operating lease liability of $61,886 and current loans payable of $349,670.

As of March 31, 2019, we had current assets totaling $455,981 consisting of $33,970 of cash, $402,000 of current deposits and $20,011 of prepaid expenses. Current liabilities totaled $437,680 as of March 31, 2019.

Net cash used in operating activities was $873,548 compared to $850,970 for the nine months ended December 31, 2019 and 2018, respectively.

Net cash used in investing activities was $3,758 compared to $58,840 the nine months ended December 31, 2019 and 2018 respectively.

Net cash provided by financing activities was $1,267,010 and $114,936 for the nine months ended December 31, 2019 and 2018, respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We generated limited revenues during the three and nine months ended December 31, 2019 and no revenues during the three and nine months ended December 31, 2018. Total operating expenses were $473,213 during the three months ended December 31, 2019 and $171,785 for the three months ended December 31, 2018. Total operating expenses were $1,069,710 during the nine months ended December 31, 2019 and $535,613 for the nine months ended December 31, 2018. The increase in operating expenses for the three and nine months ended December 31, 2019 when compared to the same periods in 2018 were due to an increase in the company’s operations and preparation in the current year. Net loss for the three months ended December 31, 2019 was $556,258 compared to $204,694 for the same period in 2018. Net loss for the nine months ended December 31, 2019 was $1,256,412 compared to $592,716 for the same period in 2018.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, inventory, revenue recognition and capital leases payable.. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 3A. OFF BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off balance sheet arrangements.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of December 31, 2019.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are currently two lawsuits pending in Montgomery County, Ohio involving Tribus. The first is Tribus Enterprises, Inc. v. Dynamic Machine Works, LLC, et al., Montgomery County common Pleas Case No. CV 1393 (“Tribus Lawsuit”). The second is Dynamic Machine Works, LLC v Clark Trost, et al., Montgomery County Common Pleas Case No. 2019 CV 1753 (“Trost Lawsuit”). There has also been additional litigation threatened by Dynamic Machine Works, LLC (“DMW”)

A.            Tribus Lawsuit

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

DMW has filed counterclaims against Tribus in the Tribus Lawsuit. DMW has sued Tribus for breach of contract, promissory estoppel/detrimental reliance, breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relationships, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of lease agreement.

DMW’s claims against Tribus primarily assert that Tribus stole DMW’s confidential information and trade secrets. Namely, the programming and manufacturing process for the wrenches. DMW also asserts that it was Tribus who breached the contract with DMW. DMW’s counterclaims against Tribus center on Tribus’s decision to terminate its relationship with DMW and enter into an agreement with Clark Trost for the manufacture of the wrenches instead. Trost had been an independent contractor hired by DMW to help DMW manufacture Tribus’s wrenches. DMW’s counterclaims request judgement in excess of $2 million.

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

Tribus has vigorously prosecuted its claims and defended against DMW’s counterclaims to date. The Company believes there is a good chance that Tribus will prevail on its claims against DMW, and that DMW will not be successful on its claims against Tribus. Given the range and variety of claims against Tribus by DMW however, it is impossible to provide a range of potential loss with any specificity.

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

On September 14, 2019, the United States Bankruptcy Court for the Southern District of Ohio issued an order denying Nathan Hake a discharge in bankruptcy, and his bankruptcy proceedings have now concluded. As a result, Tribus is entitled to continue pursuing its claims against Hake personally in the Tribus Lawsuit.

On December 11, 2019, the trial court denied DMW’s motion to stay the Tribus Lawsuit and compel arbitration. The deadline to appeal that decision has now passed, and was not appealed. In addition, the trial court granted Tribus’s motion to consolidate the Tribus Lawsuit and the Trost Lawsuit. Consequently, the Tribus Lawsuit and the Trost Lawsuit are now proceeding as a single lawsuit.

On December 16, 2019, counsel for DMW filed a motion to withdraw as counsel from both the Tribus Lawsuit and the Trost Lawsuit, citing lack of payment by DMW and a separate, unrelated conflict. On January 23, 2020, the trial court granted that motion to withdraw, leaving DMW and Hake without counsel of record in either lawsuit.

None of the above actions name the officers or directors of Tribus individually.

B.            Trost Lawsuit

In addition to its counterclaims against Tribus, DMW filed a separate lawsuit against Clark Trost and two companies he owns, Trost Technologies, Inc. and CNC Holsters, LLC (collectively “Trost”). Tribus has signed and engagement letter with McNamee & McNamee, PLL agreeing to be responsible for the attorneys’ fees and costs of representing Trost in the Trost Lawsuit as well.

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

The Trost Lawsuit has seen considerable activity to date as well. In addition to substantial motion practice, DMW has filed a motion for temporary restraining order and preliminary injunction, seeking to prevent Trost from doing any business with Tribus. The motion for temporary restraining order and preliminary injunction was referred to a magistrate for decision. In Ohio, a judge can refer a matter to a magistrate for decision, but a magistrate’s decision is not effective until it is adopted by the judge. Following a magistrate’s decision, any party is permitted to file objections to that decision with the judge, and the judge must then perform an independent review of the record of proceedings before the magistrate before deciding whether to adopt or reject the magistrate’s decision.

An evidentiary hearing was held on DMW’s motion on May 13, 2019, and June 26, 2019. On August 6, 2019, the magistrate issued a decision in favor of DMW, which was later amended in another magistrate’s decision dated August 27, 2019. Trost has filed objections to the magistrate’s. If adopted by the judge, the magistrate’s decision would prohibit Trost from performing any work for Tribus. Trost filed objections to the magistrate’s decision, and the judge has not adopted or rejected the magistrate’s decision. Until such action is taken by the judge, the magistrate’s decision is not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended December 31, 2019, the Company accepted stock subscriptions to issue a total of 136,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $34,000.

During the nine months ended December 31, 2019, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: February 14, 2020.

Tribus Enterprises, Inc.
Registrant

By:	/s/ Kendall Bertagnole
Kendall Bertagnole
Chief Executive Officer