Form 10-K
period 2020-03-31
Tribus Enterprises, Inc.
filed 2020-07-15
CIK 1706573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

TRIBUS ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Washington	82-1104757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3155 Haas Drive, Englewood, OH	45322
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 14, 2020 was 7,360,858 shares.

TRIBUS ENTERPRISES, INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2020

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

Employees

As of March 31, 2020, we have three employees and have three additional persons who are non-employee contractors. We consider our relations with our subcontractors to be good.

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

Our company was formed in March 2017 and we have recently begun full scale operations. We have limited sales and we have not proven that our business model will allow us to generate a profit.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated deficit of $3,718,479 as of March 31, 2020 and we expect to continue to incur significant set up expenses in the foreseeable future related to the completion of development and commercialization of our sites. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We may raise additional capital during 2021 but we do not have any firm commitments for funding. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

The novel COVID-19 pandemic is having and will likely continue to have negative effects on our business and results of operations.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy for most employees, restricting airplane travel, rescheduling marketing efforts, and product market launches, and updating our planning for future events in recognition of the fact that business purchasing the products we manufacture and distribute are experiencing, and will likely continue to experience, substantially declining revenue. We are also evaluating the impact of the pandemic on our supply chain as compared to product demand. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

The duration and magnitude of the COVID-19 pandemic impacts on our business operations and overall financial performance is unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be ruinous. The probability of reoccurrences of virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home, or shelter-in-place orders, and social distancing; restrictions on travel; and other widespread measures. We cannot predict the effect of these circumstances on us and our vendors, customers, and community; the global economy and political conditions; and the health of our employees, contractors, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and customers. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies. These adjustments may include restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing and other expenditures. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill its research and market introduction activities, and achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We may attempt to raise additional equity capital by selling shares and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital. Proceeds from this offering may not be sufficient for the Issuer to continue to finance its operations

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 155 Haas Drive, Englewood, OH 45322 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

There were two lawsuits in Montgomery County, Ohio involving Tribus. The first is Tribus Enterprises, Inc. v. Dynamic Machine Works, LLC, et al., Montgomery County common Pleas Case No. CV 1393 (“Tribus Lawsuit”). The second is Dynamic Machine Works, LLC v Clark Trost, et al., Montgomery County Common Pleas Case No. 2019 CV 1753 (“Trost Lawsuit”). There has also been additional litigation threatened by Dynamic Machine Works, LLC (“DMW”)

A.            Tribus Lawsuit

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

Tribus’s claims in the Tribus Lawsuit allege that Hake and DMW misrepresented their expertise and ability in order to obtain the contract to manufacture Tribus’s wrenches. DMW then received $402,000 from Tribus as part of that contract, and ultimately failed to produce any functional wrenches. Tribus’s claims saught the return of the $402,000 paid to DMW, together with any equipment and tooling purchased by Tribus or with Tribus’s funds that continues to be held by DMW or Hake. Tribus derecognized the deposit assets associated with this $402,000 during the year ended March 31, 2020 as the probability of recovery became less certain.

DMW had filed counterclaims against Tribus in the Tribus Lawsuit. DMW has sued Tribus for breach of contract, promissory estoppel/detrimental reliance, breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relationships, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of lease agreement.

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

The Tribus Lawsuit was filed primarily to compel the return of nearly $1.2 million in manufacturing equipment purchased or leased by Tribus and being held at DMW’s facility in Englewood, Ohio. That objective was largely accomplished with the return of the vast majority of the equipment on April 24th, 2019, following a motion for temporary restraining order and preliminary injunction filed on Tribus’s behalf. Certain miscellaneous pieces of equipment were not returned however.

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

In addition to substantial motion practice, DMW filed a motion for temporary restraining order and preliminary injunction, seeking to prevent Trost from doing any business with Tribus. The motion for temporary restraining order and preliminary injunction was referred to a magistrate for decision. In Ohio, a judge can refer a matter to a magistrate for decision, but a magistrate’s decision is not effective until it is adopted by the judge. Following a magistrate’s decision, any party is permitted to file objections to that decision with the judge, and the judge must then perform an independent review of the record of proceedings before the magistrate before deciding whether to adopt or reject the magistrate’s decision.

An evidentiary hearing was held on DMW’s motion on May 13, 2019, and June 26, 2019. On August 6, 2019, the magistrate issued a decision in favor of DMW, which was later amended in another magistrate’s decision dated August 27, 2019. Trost filed objections to the magistrate’s.

The Company settled each lawsuit on June 19, 2020 and required a cash settlement totaling $140,750 to be paid by Tribus to DMW. In exchange for the cash payment, the Company was able to recover all materials in DMW’s possession and was provided clear rights to utilize the intellectual property developed throughout the prior relationship with DMW. This amount was accrued for during the year ended March 31, 2020.

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

Holders of Common Stock

As of March 31, 2020, we had 119 stockholders of record of the 7,360,858 common shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2020, the Company accepted stock subscriptions to issue a total of 176,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $44,000.

During the year ended March 31, 2020, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000. Of this amount, 1,138,625 shares of Series B Convertible Preferred Stock was issued to related parties for total cash proceeds of $820,550. Additionally, the Company paid approximately $170,00 to a related party as a finders’ fee in conjunction with the sale of equity investments.

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

Market Initial Wrench Product

The intention of this tool is to serve a couple of very specific markets. Our early ideas were to have imperial and metric sets of these tools that would service automobile brake systems (brake lines and compression fittings), as well as automotive transmissions (transmission lines and compression fittings). However, we found other markets that appeared self-evident by simply showing our network of friends the plastic resin tools that we 3D printed. The cable installation industry could potentially issue all installation fleet members a 7/16” version of this tool. An instance occurred where a plumber requested several specific sizes of these tools. Air conditioning repair men have inquired about the tool as well. Additionally, a 7/8” version of this tool would be ideal for the scaffold building industry.

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

Liquidity and Capital Resources

As of March 31, 2020, we had current assets totaling $175,842 consisting of $150,741 of cash, $9,590 of inventory and $15,511 of prepaid expenses. Current liabilities totaled $1,227,300 as of March 31, 2020. As of March 31, 2019, we had current assets of $455,981 and current liabilities totaling $437,680.

We have no material commitments for the next twelve months other than those discussed in Note 6 and Note 8 to the financial statements. We will also require additional capital to meet our liquidity needs. The Company anticipates its cash needs to be approximately $50,000 monthly to fund operations for the next twelve months.

In summary, our cash flows were as follows:

	Fiscal Year Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,064,759)	$(987,440)
Net cash used in investing activities	(21,633)	(34,425)
Net cash provided by financing activities	1,203,163	141,877
Net (decrease) increase in cash	116,771	(879,988)
Cash, beginning of year	33,970	913,958
Cash, end of year	$150,741	$33,970

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

Operating activities

Net cash used in operating activities was $1,064,759 for the year ended March 31, 2020, as compared to $987,440 used in operating activities for the same period in 2019.

Investing Activities

Net cash used in investing activities was $21,633 during the year ended March 31, 2020, consisting solely of the purchase of equipment, compared to $34,425 during the year ended March 31, 2019.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2020 was $1,203,163 as compared to $141,877 for the same period of 2019.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss in Note 1 to the consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIBUS ENTERPRISES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribus Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tribus Enterprises, Inc. (“the Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have significant cash or other assets and does not have an established source of revenue to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018. Spokane, Washington
July 14, 2020

TRIBUS ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2020	2019
ASSETS
Current assets
Cash	$150,741	$33,970
Inventory	9,590	-
Deposits, current	-	402,000
Prepaid expenses	15,511	20,011
Total current assets	175,842	455,981

Deposits	41,337	41,337
Right of use asset, operating leases	157,117	-
Equipment, net of accumulated depreciation of $552,435 and $194,226, respectively	1,265,559	1,061,675

Total assets	$1,639,855	$1,558,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$415,070	$108,249
Interest payable	61,938	23,612
Accrued rent	-	8,027
Deferred revenue	3,814	814
Operating lease liability, current	66,206	-
Financing lease liability, current (Note 7)	340,303	214,529
Loans payable, current (Note 6)	339,969	82,449
Total current liabilities	1,227,300	437,680

Operating lease liability, net of current portion	90,730	-
Financing lease liability, net of current portion (Note 7)	382,254	667,053
Loans payable, net of current portion (Note 6)	26,027	14,057

Total liabilities	1,726,311	1,118,790

Commitments and contingencies	-	-

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at March 31, 2020 and 2019, respectively	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 3,910,000 and 1,365,625 issued and outstanding at March 31, 2020 and 2019, respectively	3,910	1,366
Common stock, $0.001 par value; 100,000,000 authorized; 7,360,858 and 7,184,858 issued and outstanding at March 31, 2020 and 2019, respectively	7,361	7,185
Additional paid in capital	3,600,752	1,818,694
Accumulated deficit	(3,718,479)	(1,407,042)
Total stockholders' equity	(86,456)	440,203

Total liabilities and stockholders' equity	$1,639,855	$1,558,993

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLDIATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2020	2019
Revenue	$33,737	$-
Cost of goods sold	249,264	-
Gross margin	(215,527)	-

Operating expenses
Employee costs	287,681	236,326
Professional fees	308,893	89,165
General and administrative	338,960	106,707
Facilities	94,711	77,518
Research and development	82,002	1,140
Depreciation expense	256,343	180,595
Total operating expenses	1,368,590	691,451

Net loss from operations	(1,584,117)	(691,451)

Other income (expense)
Other income	55,919	16,208
Other expense	(542,750)	-
Loss on sale of equipment	(1,752)	-
Interest expense	(238,737)	(138,400)
Total other income (expense)	(727,320)	(122,192)

Income tax	-	-
Net and comprehensive loss	$(2,311,437)	$(813,643)

Net loss per share, basic and diluted	$(0.32)	$(0.11)

Weighted average shares outstanding, basic and diluted	7,280,137	7,094,559

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
Balance, March 31, 2018	19,999,998	$20,000	1,007,500	$1,008	6,903,658	$6,904	$1,462,533	$(593,399)	$897,046

Preferred stock issued for cash	-	-	358,125	358	-	-	286,142	-	286,500
Common stock issued for cash	-	-	-	-	281,200	281	70,019	-	70,300
Net loss, year ended March 31, 2019	-	-	-	-	-	-	-	(813,643)	(813,643)
Balance, March 31, 2019	19,999,998	20,000	1,365,625	1,366	7,184,858	7,185	1,818,694	(1,407,042)	440,203

Series B preferred stock issued for cash	-	-	2,544,375	2,544	-	-	1,661,456	-	1,664,000
Common stock issued for cash	-	-	-	-	176,000	176	43,824	-	44,000
Shareholder cash contribution	-	-	-	-	-	-	3,040	-	3,040
Shareholder forgiveness of wages payable	-	-	-	-	-	-	73,738	-	73,738
Net loss, year ended March 31, 2020	-	-	-	-	-	-	-	(2,311,437)	(2,311,437)
Balance, March 31, 2020	19,999,998	$20,000	3,910,000	$3,910	7,360,858	$7,361	$3,600,752	$(3,718,479)	$(86,456)

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,311,437)	$(813,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	419,096	180,595
Loss on sale of equipment	1,751	6,307
Impairment recorded on deposits	402,000	-
Changes in operating assets and liabilities:
Prepaid expenses	4,500	(20,011)
Deposits	-	(440,897)
Accounts payable and accrued liabilities	380,558	75,583
Interest payable	47,811	23,612
Deferred rent	(2,448)	200
Deferred revenue	3,000	814
Inventory	(9,590)	-
Net cash used in operating activities	(1,064,759)	(987,440)

Cash flows from investing activities
Purchase of equipment	(21,633)	(58,840)
Sale of equipment	-	24,415
Net cash used in investing activities	(21,633)	(34,425)

Cash flows from financing activities
Repayments of financing leases	(168,510)	(272,946)
Payments on operating lease liability	(50,423)	-
Proceeds from loans payable	-	100,000
Repayments of loans payable	(288,944)	(41,978)
Shareholder cash contribution	3,040	-
Proceeds from sale of common stock	44,000	70,300
Proceeds from the sale of series B preferred stock	1,664,000	286,501
Net cash provided by financing activities	1,203,163	141,877

Cash, beginning of period	33,970	913,958
Net change in cash	116,771	(879,988)
Cash, end of period	$150,741	$33,970

Supplemental cash flow information
Cash paid for interest	$190,926	$114,788
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Financing leases entered into for purchase of equipment	$-	$1,154,528
Loan entered into for purchase of equipment	$564,398	$11,451
Forgiveness of accrued wages by related parties	$73,738	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2020 or 2019.

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

The Company offers a limited lifetime warranty for manufacturing defects only on product sold. Due to sales recently occurring, the Company is unable to reasonably estimate future costs that will be incurred under its lifetime warranty program on revenue recognized as of March 31, 2020. However, the Company anticipates the amounts associated with revenues recognized as of March 31, 2020 to be immaterial to the financial statements.

The Company recognized revenues of $33,737 during the year ended March 31, 2020.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At March 31, 2020 and 2019, the Company had 19,999,998 and 19,999,998 shares of series A convertible preferred stock and 3,910,000 and 1,365,625 shares of series B convertible stock outstanding, respectively. Each share of series A convertible preferred stock is convertible to 10 shares of common stock at the discretion of the board of directors and each share of series B convertible preferred stock is convertible to 4 shares of common stock at the option of the stockholder. The outstanding preferred stock as of March 31, 2020 and 2019 represented 215,639,980 and 205,462,480 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $310 and $148 of such costs during the years ended March 31, 2020 and 2019, respectively.

Recently Issued Accounting Pronouncements

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related Parties (continued)

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

Inventory

The Company carries inventory at cost and recognizes the cost of each through cost of goods sold as product is shipped to customers. The value of inventory is carried at the cost of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility and equipment. The Company had inventory balances of $9,590 and $0, all of which was raw materials, as of March 31, 2020 and 2019, respectively.

During the year ended March 31, 2020, the Company wrote off $211,163 of inventory as scrap costs. The scrap was incurred as early production yielded undesirable results. Due to the cost of scrap materials incurred during the year ended March 31, 2020, gross margins were negative for the period.

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 3 – EQUIPMENT

The Company had equipment net of accumulated depreciation of $1,265,559 and $1,061,675 as of March 31, 2020 and 2019, respectively, consisting of:

	March 31,
	2020	2019
Machinery	$1,754,501	$1,192,798
Computers	21,784	18,606
Furniture and Equipment	6,512	6,083
Leasehold Improvements	975	975
Vehicles	34,222	37,439
Total	1,817,994	1,255,901
Less: accumulated depreciation	(552,435)	(194,226)
Net carrying value	$1,265,559	$1,061,675

During the year ended March 31, 2020, the Company sold a vehicle having a book value of $21,215 for $19,964 resulting in a net loss on the sale of equipment of $1,751. During the year ended March 31, 2019, the Company sold equipment with a net book value of $30,722 for cash proceeds of $24,415 resulting in a loss recognized on the disposal of equipment totaling $6,307.

NOTE 4 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended March 31, 2020 or 2019 due to the operating losses experienced during the years ended March 31, 2020 and 2019. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 35.47% to 21.47%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $6,700.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2020 or 2019 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 4 – INCOME TAXES (CONTINUED)

	March 31,
	2020	2019
Income tax provision at the federal statutory rate	21.00%	21.00%
Washington state business and occupancy tax rate, net of federal benefit	0.47%	0.47%
Combined tax rate	21.47%	21.47%
Deferred tax rate changes - US income tax reform	-%	-%
Change in valuation allowance	(21.47% )	(21.47% )
Effect on operating losses	0.00%	0.00%

Changes in net deferred tax assets consist of the following:

	March 31,
	2020	2019
Net operating loss carry forward	$496,266	$174,689
Valuation allowance	(496,266)	(174,689)
Net deferred tax asset	$-	$-

Federal net operating losses incurred prior to the year ended March 31, 2017 are subject to certain limitations and begin to expire in 2037. Net federal operating loss carry forwards incurred after the year ended March 31, 2017 may be carried forward indefinitely. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5 – CURRENT DEPOSITS

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

During the year ended March 31, 2020, the Company entered into a legal dispute with the third-party manufacturer. Among other claims, the Company is seeking a return of the deposits made totaling $402,000. While the dispute is unresolved as of the date the financial statements were issued, the Company has fully reserved against the deposits resulting in an other expense of $402,000 during the year ended March 31, 2020.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 6 – CAPITAL STOCK

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

Issued

During the year ended March 31, 2020, the Company accepted stock subscriptions to issue a total of 176,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $44,000.

During the year ended March 31, 2020, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000. Of this amount, 1,138,625 shares of Series B Convertible Preferred Stock was issued to related parties for total cash proceeds of $820,550. Additionally, the Company paid approximately $170,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The related party in this transaction is the controlling party of the entities holding the Series B Preferred shares.

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

There were 19,999,998; 3,910,000 and 7,360,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2020.

There were 19,999,998; 1,365,625 and 7,184,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2019.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 7 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

In February 206, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes guidance in ASC 840, Leases, which the Company adopted for the year ended March 31, 2020 under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application Results and disclosure requirements for reporting periods beginning after March 31, 2019 are presented under Topic 842 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing financing leases. During the year ended March 31, 2020, the Company made total principal payments on operating leases of $50,423. There was a total operating lease liability of $156,936 as of March 31, 2020 of which $66,206 was current and $90,730 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2021	$98,207
2022	99,725
2023	4,321
Total payments	202,253
Less: imputed interest	(48,317)
Operating lease liability, total	$156,936

On November 5, 2018, the Company entered into an agreement to sublet a portion of its office space on a month to month basis. The sublease will continue on a month to month basis until the sublessor provides notice to execute a long term lease or will have the option to assume the Company’s lease. The sublease required monthly rental payments of $5,700 with the first month being prorated accordingly. This agreement expired during the year ended March 31, 2020.

On May 8, 2019, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of twelve months commencing on May 1, 2019. The sublease requires a prorated amount of rent total $1,800 for May 2019 followed by eleven monthly payments of $4,100 through April 2020.

The Company records sublease payments received as other income in the statement of operations resulting in other income of $45,900 being recognized during the year ended March 31, 2020. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight line basis monthly.

NOTE 8 – LOANS PAYABLE

During the year ended March 31, 2019, the Company entered into a loan in order to acquire a vehicle. The loan was repayable over five years at $541 per month, was secured by the vehicle and bears interest at 0%. Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. During the year ended March 31, 2020, the Company sold the vehicle for the remaining balance on the loan resulting in a balance due of $0 as of March 31, 2020.

On July 27, 2018, the Company entered into a loan agreement to borrow $100,000. The loan carries an interest rate of 24.37%, is payable over twelve months and due on July 27, 2019. There was $0 and $65,464 of principal due as of March 31, 2020 and March 31, 2019, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 8 – LOANS PAYABLE (CONTINUED)

During the year ended March 31, 2019, the Company entered into a loan in order to acquire equipment.  The loan is repayable over twelve months at $954 per month, is secured by the equipment and bears interest at 0%.  Management determined that the fair value of the loan was not significantly different from its face value and therefore no discount has been recorded. There was $0 and $10,497 due as of March 31, 2020 and March 31, 2019, all of which was current.

On various dates during the year ended March 31, 2020, the Company entered into five separate verbal loan agreements to purchase equipment totaling $501,077, each with no stated interest rate. The Company recorded the loans using an imputed interest rate of 6.59% per annum, equal to the interest rate associated with other recent borrowings on assets.

●

The first of five loans was for equipment valued at $270,604 and required $27,990 down with six monthly payments of $5,000 and a balloon payment of $221,910 unless otherwise negotiated prior to maturity. During the year ended March 31, 2020, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment.

●

The second of five loans was for equipment valued at $24,163 and required $2,500 down with six monthly payments of $1,000 and a balloon payment of $16,395 unless otherwise negotiated prior to maturity. This loan was repaid in full during the year ended March 31, 2020.

●

The third of the of five loans was for equipment valued at $36,884 and requires monthly payments of $5,000 until paid in full unless otherwise negotiated prior to maturity. This loan was repaid in full during the year ended March 31, 2020.

●

The fourth of five loans was for equipment valued at $137,040 and required $5,000 down with 6 monthly payments of $1,000 and a balloon payment of $126,040 unless otherwise negotiated prior to maturity. During the year ended March 31, 2020, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment.

●

The fifth of five loans was for equipment valued at $32,386 and required $6,477 down with 3 monthly payments of $6,477 and one payment of $6,478 unless otherwise negotiated prior to maturity. This loan was repaid in full during the year ended March 31, 2020.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of March 31, 2020, there was a total of $30,826 due of which $4,799 was current.

Total loans outstanding at March 31, 2020 were $365,996 of which $339,969 was current and $26,027 was long term.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2020

NOTE 9 – FINANCING LEASES PAYABLE

In February 206, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes guidance in ASC 840, Leases, which the Company adopted for the year ended March 31, 2020 under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application Results and disclosure requirements for reporting periods beginning after March 31, 2019 are presented under Topic 842 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company accounts for financing leases in accordance with ASC 842. During the year ended March 31, 2019, the Company entered into seven separate long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined these were financing leases based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the leases which totaled $1,162,240 as equipment. The leases require total monthly payments of $34,171.

As of March 31, 2020, there was a total of $975,506 of future payments due through August 2023 of which $252,949 are financing charges leaving a total principal balance of $722,557. Of the total principal balance due, $340,303 was current and $382,254 was long term as of March 31, 2020.

Future annual payments required under the financing leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2021	$340,303	$192,584	532,887
2022	259,302	50,165	309,467
2023	113,600	9,937	123,537
2024	9,352	263	9,615
Total	$722,557	$252,949	$975,506

NOTE 10 – LEGAL PROCEEDINGS

During the year ended March 31, 2020, the Company was a party to two separate lawsuits which were settled in June 2020. As part of the settlement, the Company paid a total cash amount of $140,750 which was included in accounts payable and accrued liabilities as of March 31, 2020.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring subsequent to the balance sheet date through the date of filing and identified the following events requiring disclosure.

During the three months ended June 30, 2020, the Company repaid six outstanding loans and financing leases with cash payments totaling $845,150.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. We have taken measures to mitigate the impact on our business operations and overall financial performance, which continue to evolve. We are also constantly evaluating and responding to the impact of the pandemic on our supply chain as compared to product demand. In addition, we actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Kendall Bertagnole and Principal Financial Officer, Kendall Bertagnole, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013"). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2020 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers		OUR MANAGEMENT

Name	Age	Position
Kendall Bertagnole	35	President, CEO & Director

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

(a) Name and Principal Position	(b) Year	(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Kendall Bertagnole, President & Director	2019	$56,881							$56,881
	2020	$68,750

 *Salary is based on wages earned during the period, regardless of when cash was paid. There were total accrued wages of $76,725 as of March 31, 2020.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2020.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Common Shares Beneficially Owned (*)	Percent of Class (**)	Number of Preferred Shares Beneficially Owned (*)	Percent of Class (**)
Tribus Innovations LLC ***	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	2,600,000	35.3%	0	0
Kendall Bertagnole	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	0	0%	6,666,666	33.3%
Bret Baker and Jordan Baker	2207 E. Chattaroy Rd., Chattaroy, WA 99003	833,333	11.3%	0	0
Wayne Tenny Lamoreaux and Jennifer Johnson Lamoreaux	17009 E. Daybreak Lane, Spokane Valley, WA 99016	875,000	11.9%	0	0
All Directors and Officers as a Group (3 persons)		0	0%	6,666,666	33.3%

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

(**)     Percent of class is calculated on the basis of the number of common shares outstanding on March 31, 2020 (7,360,858)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by FRUCI & ASSOCIATES II, PLLC for years ended March 31, 2020 and 2019 were $18,250 and $5,000, respectively.

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

Date: July 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kendall Bertagnole	Principal Executive Officer and Director	July 14, 2020
Kendall Bertagnole

/s/ Kendall Bertagnole
Kendall Bertagnole	Principal Financial Officer	July 14, 2020