Form 10-Q
period 2020-06-30
Tribus Enterprises, Inc.
filed 2020-08-19
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 19, 2020 was 13,545,658 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

Unaudited Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 9

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$909,842	$150,741
Inventory, net of inventory valuation of $43,723 and $0, respectively (Note 6)	31,775	9,590
Deposits, current	-	-
Prepaid expenses	36,384	15,511
Total current assets	978,001	175,842

Deposits	37,835	41,337
Right of use asset, operating leases	142,824	157,117
Equipment, net of accumulated depreciation of $389,638 and $552,435, respectively	1,005,654	1,265,559

Total assets	$2,164,314	$1,639,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$204,120	$415,070
Interest payable	24,002	61,938
Accrued rent	-	-
Deferred revenue (Note 5)	1,247	3,814
Operating lease liability, current (Note 8)	70,813	66,206
Finance lease, current (Note 10)	86,989	340,303
Loans payable, current (Note 9)	117,824	339,969
Total current liabilities	504,995	1,227,300

Operating lease liability, net of current portion (Note 8)	71,165	90,730
Finance lease, net of current portion (Note 10)	99,906	382,254
Loans payable, net of current portion (Note 9)	23,726	26,027
Other Long-Term Liabilities	3,200	-

Total liabilities	702,992	1,726,311

Commitments and contingencies	-	-

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 7)	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,649,800 and 3,910,000 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 7)	4,650	3,910
Common stock, $0.001 par value; 100,000,000 authorized; 13,545,658 and 7,360,858 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 7)	13,546	7,361
Additional paid in capital	5,457,888	3,600,752
Accumulated deficit	(4,034,762)	(3,718,479)
Total stockholders’ equity	1,461,322	(86,456)

Total liabilities and stockholders’ equity	$2,164,314	$1,639,855

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2020	2019
Revenue	$7,454	$-
Cost of goods sold	77,568	-
Gross margin	(70,114)	-

Operating expenses
Employee costs	46,527	58,445
Professional fees	10,998	60,020
General and administrative	36,485	88,574
Facilities	24,678	19,018
Research and development	12,781	9,765
Depreciation expense	79,987	65,728
Total operating expenses	211,456	301,550

Net loss from operations	(281,570)	(301,550)

Other income (expense)
Other income	149,956	9,328
Other expense	(3,513)	-
Loss on sale of equipment	(145,127)	(1,752)
Interest expense	(36,029)	(61,424)
Total other income (expense)	(34,713)	(53,848)

Income tax	-	-
Net and comprehensive loss	$(316,283)	$(355,398)

Net loss per share, basic and diluted	$(0.03)	$(0.05)

Weighted average shares outstanding, basic and diluted	11,637,465	7,185,298

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total

Balance, March 31, 2019	19,999,998	20,000	1,365,625	1,366	7,184,858	7,185	1,818,694	(1,407,042)	440,203
Series B preferred stock issued for cash	-	-	311,875	312	-	-	249,188	-	249,500
Common stock issued for cash	-	-	-	-	4,000	4	996	-	1,000
Net loss, three months ended June 30, 2019	-	-	-	-	-	-	-	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	$20,000	1,677,500	$1,678	7,188,858	$7,189	$2,068,878	$(1,762,440)	$335,305

Balance, March 31, 2020	19,999,998	$20,000	3,910,000	$3,910	7,360,858	$7,361	$3,600,752	$(3,718,479)	$(86,456)
Series B preferred stock issued for cash	-	-	739,800	$740	-	$-	$517,120	-	$517,860
Common stock issued for cash	-	-	-	-	6,184,800	6,185	1,540,016	-	1,546,201
Shareholder cash contribution	-	-	-	-	-	-	-	-	-
Direct Incremental Costs							(200,000)		(200,000)
Net loss, three months ended June 30, 2020	-	-	-	-	-	-	-	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,034,762)	$1,461,322

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(316,283)	$(355,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,250	75,010
Loss on sale of equipment	145,127	1,751
Loan Forgiveness	(131,720)	-
Changes in operating assets and liabilities:
Prepaid expenses	(20,873)	20,000
Deposits	3,502	-
Accounts payable and accrued liabilities	(210,950)	66,910
Interest payable	(37,936)	43,438
Deferred rent	1,247	(2,448)
Deferred revenue	(3,814)	-
Inventory	(22,185)	(6,907)
Sub lease security deposit	3,200
Net cash used in operating activities	(491,435)	(157,644)

Cash flows from investing activities
Purchase of equipment	(193,838)	(30,918)
Sale of equipment	370,000	-
Net cash provided by (used in) investing activities	176,162	(30,918)

Cash flows from financing activities
Repayments of capital leases	(403,942)	(2,490)
Payments on operating lease liability	(14,958)	(9,447)
Proceeds from loans payable	-	(35,856)
Repayments of loans payable	(385,090)	-
Proceeds from CARES Act Loan	14,304	-
Proceeds from sale of common stock	1,546,200	1,000
Proceeds from the sale of series B preferred stock	517,860	249,500
Payments of direct incremental costs associated with the sale of stock	(200,000)	-
Net cash provided by financing activities	1,074,374	202,707

Cash, beginning of period	150,741	33,970
Net change in cash	759,101	14,145
Cash, end of period	$909,842	$48,115

Supplemental cash flow information
Cash paid for interest	$73,965	$22,912
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Loan entered into for purchase of equipment	$146,340	$301,161
Loan entered into for purchase of vehicle	$-	$34,222

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

NOTE 2 – UNAUDITED CONDENSED CONSOLDIATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended June 30, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2020 audited financial statements. The results of operations for the periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2020

NOTE 4 – REVENUE RECOGNITION

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

The Company offers a limited lifetime warranty for manufacturing defects only on product sold. Due to sales recently occurring, the Company is unable to reasonably estimate future costs that will be incurred under its lifetime warranty program on revenue recognized as of June 30, 2020. However, the Company anticipates the amounts associated with revenues recognized as of June 30, 2020 to be immaterial to the financial statements.

The Company recognized revenues of $7,454 and $0 during the three months ended June 30, 2020 and 2019, respectively.

NOTE 5 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of June 30, 2020. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $1,247 and $3,814 as of June 30, 2020 and March 31, 2020, respectively.

NOTE 6 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on a first in, first out basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility. As of June 30, 2020, the Company’s finished goods inventory balance was $54,373. This balance is recorded net of inventory valuation of $43,723 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $21,125 in work in process inventory as of June 30, 2020.  The March 31, 2020 inventory balance of $9,590 was all raw materials.

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

Issued

During the three months ended June 30, 2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,201. Of this amount, 6,148,560 shares of common stock were issued to related parties for total cash proceeds of $1,537,140.

During the three months ended June 30, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860. All was issued to related parties. Additionally, the Company paid approximately $200,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2020

NOTE 7 – CAPITAL STOCK (CONTINUED)

There were 19,999,998; 4,649,800 and 13,545,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of June 30, 2020.

There were 19,999,998, 3,910,000 and 7,360,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2020.

NOTE 8 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the three months ended June 30, 2020, the Company made total principal payments on operating leases of $14,958. There was a total operating lease liability of $141,978 as of June 30, 2020 of which $70,813 was current and $71,165 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2021	73,746
2022	99,725
2023	4,321
Total payments	177,792
Less: imputed interest	(35,814)
Operating lease liability, total	$141,978

On May 8, 2019, the Company entered into a sublease agreement whereby it will sublet a portion of its space for a period of twelve months commencing on May 1, 2019. The sublease requires a prorated amount of rent of $1,800 for May 2019 followed by eleven monthly payments of $4,100 through April 2020. On May 28, 2020, a new sublease agreement was entered into for a period of 23 months commencing on June 1, 2020. The sublease requires monthly rental payments of $1,200.

On May 11, 2020, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of 24 months commencing on May 1, 2020. The sublease requires monthly rental payments of $1,875. In addition, a verbal agreement was entered into on a month to month basis for additional space to sublet as needed for a monthly rental payment of $1,510.

The Company records sublease payments received as other income in the statement of operations resulting in other income of $8,378 and $9,000 being recognized during the three months ended June 30, 2020 and 2019, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight line basis monthly. As of June 30, 2020, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year ending March 31,
2021	27,675
2022	36,900
2023	3,075
Other income from subleases, total	$67,650

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2020

NOTE 9 – LOANS PAYABLE

As of March 31, 2020, the Company had outstanding two separate loan agreements to purchase equipment totaling $407,644, each with no stated interest rate.

•	The first loan was for equipment valued at $270,604 and required $27,990 down with six monthly payments of $5,000 and a balloon payment of $221,910 unless otherwise negotiated prior to maturity. During the three months ended December 31, 2019, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment. During the three months ended June 30, 2020 this loan was paid in full.

•	The second loan was for equipment valued at $137,040 and required $5,000 down with 6 monthly payments of $1,000 and a balloon payment of $126,040 unless otherwise negotiated prior to maturity. During the three months ended December 31, 2019, the Company renegotiated the note to require monthly payments of $5,000 until paid in full, removing the balloon payment. During the three months ended June 30, 2020 this loan was paid in full.

On April 28, 2020, the Company entered into an agreement to purchase equipment totaling $146,340. The agreement required $29,268 down with six monthly payments of $5,000 and the remaining balance due thereafter. During the three months ending June 30, 2020, the Company applied an additional $13,500 toward the loan. As of June 30,2020, there was a total of $98,572 due all of which is current.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of June 30, 2020, there was a total of $28,674 due of which $4,948 was current.

Total loans outstanding at June 30, 2020 were $141,550 of which $117,824 was current and $23,726 was long term.

NOTE 10 – FINANCING LEASES PAYABLE

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

The Company accounts for financing leases in accordance with ASC 842. As of June 30,2020, the Company had one outstanding long-term lease for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined this was a financing lease based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the lease which totaled $275,950 as equipment. The leases require total monthly payments of $5,369.

As of June 30, 2020, there was a total of $242,308 of future payments due through February 2023 of which $55,413 are financing charges leaving a total principal balance of $186,895. Of the total principal balance due, $86,989 was current and $99,906 was long term as of June 30, 2020.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2020

NOTE 10 – LEASE FINANCING PAYABLE (CONTINUED)

Future annual payments required under the capital lease through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2021	74,725	38,025	112,750
2022	51,769	12,659	64,428
2023	60,401	4,729	65,130
Total	$186,895	$55,413	$242,308

NOTE 11 – LEGAL PROCEEDINGS

During the year ended March 31, 2020, the Company was a party to two separate lawsuits. The company settled each lawsuit on June 19, 2020 that required a cash settlement totaling $140,750 which was included in accounts payable and accrued liabilities as of March 31, 2020.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all events occurring subsequent to June 30, 2020 and through the date of this filing and determined there were no additional disclosures required.

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

Tribus Innovations’ ratcheting flare nut wrench is being produced for sale in the hand tool industry. Historically there have been limited designs in the ratcheting flare nut wrench sales market such as; Gear Wrench part number 89100 (UPC 099575891007) and the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus Innovations’ version of the ratcheting flare nut wrench breaks new ground in this market.

In addition, using the same technology as the ratcheting flare nut wrench and covered under the same patent, Tribus has developed a new tool to add to its tool line. Production began in July 2020 with the first batch of product to be completed and launched the end of August 2020.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. We have taken measures to mitigate the impact on our business operations and overall financial performance. We are also constantly evaluating and responding to the impact of the pandemic on our supply chain as compared to product demand. In addition, we actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

Liquidity and Capital Resources

As of June 30, 2020, we had $909,842 in cash, total current assets of $978,001 and total current liabilities of $504,995. Current assets consisted of $909,842 of cash, $36,384 of prepaid expenses and $31,775 of inventory. Current liabilities consisted mainly of $204,120 of accounts payable and accrued liabilities, a capital lease liability of $86,989, an operating lease liability of $70,813 and current loans payable of $117,824.

Net cash used in operating activities was $491,435 compared to $157,644 for the three months ended June 30, 2020 and 2019, respectively.

Net cash provided by investing activities was $176,162 compared to net cash used of $30,918 for the three months ended June 30, 2020 and 2019 respectively.

Net cash provided by financing activities was $1,074,374 and $202,707 for the three months ended June 30, 2020 and 2019, respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We generated limited revenues during the three ended June 30, 2020 and no revenues during the three ended June 30, 2019. Total operating expenses were $211,456 and $301,550 during the three months ended June 30, 2020 and 2019, respectively. The decrease in operating expenses for the three months ended June 30, 2020 when compared to the same periods in 2019 was due to a decrease in general and administrative expenses. Net loss for the three months ended June 30, 2020 was $316,283 compared to $355,398 for the same period in 2019.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, inventory, revenue recognition and finance leases payable.. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of June 30, 2020.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were two lawsuits in Montgomery County, Ohio involving Tribus. The first was Tribus Enterprises, Inc. v. Dynamic Machine Works, LLC, et al., Montgomery County common Pleas Case No. CV 1393 (“Tribus Lawsuit”). The second was Dynamic Machine Works, LLC v Clark Trost, et al., Montgomery County Common Pleas Case No. 2019 CV 1753 (“Trost Lawsuit”). There was also additional litigation threatened by Dynamic Machine Works, LLC (“DMW”).

A.            Tribus Lawsuit

Tribus filed the Tribus Lawsuit against DMW on April 1, 2019 and filed an amended complaint against DMW and one of its owners, Nathan Hake, on May 15, 2019. Those complaints asserted numerous claims against DMW and Hake arising from their manufacturing relationship. Tribus’s claims against DMW were for breach of contract, unjust enrichment, and promissory estoppel. Tribus’s claims against Hake were for unjust enrichment, fraud, promissory estoppel, conversion, and tortious interference.

Tribus’s claim in the Tribus Lawsuit alleged that Hake and DMW misrepresented their expertise and ability in order to obtain the contract to manufacture Tribus’s wrenches. DMW then received $402,000 from Tribus as part of that contract, and ultimately failed to produce any functional wrenches. Tribus’s claims sought the return of the $402,000 paid to DMW, together with any equipment and tooling purchased by Tribus or with Tribus’s funds that continued to be held by DMW or Hake.

DMW filed counterclaims against Tribus in the Tribus Lawsuit. DMW sued Tribus for breach of contract, promissory estoppel/detrimental reliance, breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relationships, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of lease agreement.

DMW’s claims against Tribus primarily asserted that Tribus stole DMW’s confidential information and trade secrets. Namely, the programming and manufacturing process for the wrenches. DMW also asserted that it was Tribus who breached the contract with DMW. DMW’s counterclaims against Tribus center on Tribus’s decision to terminate its relationship with DMW and enter into an agreement with Clark Trost for the manufacture of the wrenches instead. Trost had been an independent contractor hired by DMW to help DMW manufacture Tribus’s wrenches. DMW’s counterclaims requested judgement in excess of $2 million.

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

B.            Trost Lawsuit

In addition to its counterclaims against Tribus, DMW filed a separate lawsuit against Clark Trost and two companies he owns, Trost Technologies, Inc. and CNC Holsters, LLC (collectively “Trost”). Tribus signed and engagement letter with McNamee & McNamee, PLL agreeing to be responsible for the attorneys’ fees and costs of representing Trost in the Trost Lawsuit as well.

DMW’s claims against Trost are for breach of ND/NCA, theft of trade secrets, tortious interference with prospective and actual business relations, unjust enrichment, conversion, breach of duty of loyalty or fiduciary duty, unfair competition, deceptive trade practices, and breach of oral sub-lease agreement. DMW’s complaint in the Trost Lawsuit sought damages in excess of $2 million.

The crux of DMW’s claims in the Trost Lawsuit mirrored its counterclaims in the Tribus Lawsuit. In essence, DMW maintains that Tribus and Trost conspired to steal the programming and manufacturing information for Tribus’s wrenches----which DMW claims to be its confidential information and trade secrets----to terminate their relationships with DMW and enter into business together to manufacture the wrenches without DMW.

The Company settled each lawsuit on June 19, 2020 that required a cash settlement totaling $140,750 to be paid by Tribus to DMW. In exchange for the cash payment, the Company was able to recover some materials   in DMW’s possession and was provided clear rights to utilize the intellectual property developed throughout the prior relationship with DMW. This amount was accrued   for during the year ended March 31, 2020.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2020 filed July 14, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30,2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,200.

During the three months ended June 30, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 19, 2020.

Tribus Enterprises, Inc.
Registrant

By:	/s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer