Form 10-Q
period 2020-09-30
Tribus Enterprises, Inc.
filed 2020-11-13
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Registrant's Phone: (509) 992-4743

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Yes ☐  No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2020 was 13,545,658 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$586,936	$150,741
Inventory, net of inventory valuation of $24,940 and $43,723, respectively (Note 6)	186,284	9,590
Prepaid expenses	—	15,511
Total current assets	773,220	175,842

Deposits	10,240	41,337
Right of use asset, operating leases	127,571	157,117
Equipment, net of accumulated depreciation of $423,950 and $389,638, respectively (Note 7)	1,441,045	1,265,559

Total assets	$2,352,076	$1,639,855

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$407,450	$415,070
Interest payable	—	61,938
Deferred revenue (Note 5)	9,434	3,814
Operating lease liability, current (Note 9)	75,721	66,206
Finance lease, current (Note 11)	147,837	340,303
Loans payable, current (Note 10)	102,933	339,969
Total current liabilities	743,375	1,227,300

Operating lease liability, net of current portion (Note 9)	50,220	90,730
Finance lease, net of current portion (Note 11)	272,951	382,254
Loans payable, net of current portion (Note 10)	22,375	26,027

Total liabilities	1,088,921	1,726,311

Commitments and contingencies	—	—

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 8)	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,649,800 and 3,910,000 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 8)	4,650	3,910
Common stock, $0.001 par value; 100,000,000 authorized; 13,545,658 and 7,360,858 issued and outstanding at June 30, 2020 and March 31, 2020, respectively (Note 8)	13,546	7,361
Additional paid in capital	5,457,888	3,600,752
Accumulated deficit	(4,232,929)	(3,718,479)
Total stockholders' equity	1,263,155	(86,456)

Total liabilities and stockholders' equity	$2,352,076	$1,639,855

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue	$5,345	$—	$12,799	$—
Cost of goods sold	7,907	—	85,475	—
Gross margin	(2,562)	—	(72,676)	—

Operating expenses
Employee costs	83,224	32,436	129,751	90,881
Professional fees	19,396	58,088	30,394	118,108
General and administrative	45,648	54,829	82,133	143,403
Facilities	28,518	25,911	53,196	44,929
Research and development	—	—	12,781	9,765
Depreciation expense	24,564	123,682	104,551	189,410
Total operating expenses	201,350	294,946	412,806	596,496

Net loss from operations	(203,912)	(294,946)	(485,482)	(596,496)

Other income (expense)
Other income/(expense), net	(103,694)	12,300	42,749	21,628
Gain/(loss) on sale of equipment	110,980	—	(34,147)	(1,752)
Interest expense	(1,541)	(62,109)	(37,570)	(123,533)
Total other income (expense)	5,745	(49,809)	(28,968)	(103,657)

Income tax	—	—	—	—
Net and comprehensive loss	$(198,167)	$(344,755)	$(514,450)	$(700,153)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.10)

Weighted average shares outstanding, basic and diluted	13,545,658	7,263,119	12,596,775	7,224,421

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance, March 31, 2019	19,999,998	$20,000	1,365,625	$1,366	7,184,858	$7,185	$1,818,694	$(1,407,042)	$440,203
Series B preferred stock issued for cash	—	—	311,875	312	—	—	249,188	—	249,500
Common stock issued for cash	—	—	—	—	4,000	4	996	—	1,000
Net loss, three months ended June 30, 2019	—	—	—	—	—	—	—	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	20,000	1,677,500	1,678	7,188,858	7,189	2,068,878	(1,762,440)	335,305

Series B preferred stock issued for cash	—	—	375,000	375	—	—	299,625	—	300,000
Common stock issued for cash	—	—	—	—	88,000	88	21,912	—	22,000
Shareholder cash contribution							3,040		3,040
Shareholder forgiveness of wages payable							73,738		73,738
Net loss, three months ended September 30, 2019	—	—	—	—	—	—	—	(344,755)	(344,755)
Balance, September 30, 2019	19,999,998	$20,000	2,052,500	$2,053	7,276,858	$7,277	$2,467,193	$(2,107,195)	$389,328

Balance, March 31, 2020	19,999,998	20,000	3,910,000	3,910	7,360,858	7,361	3,600,752	(3,718,479)	(86,456)
Series B preferred stock issued for cash	—	—	739,800	740	—	—	517,120	—	517,860
Common stock issued for cash	—	—	—	—	6,184,800	6,185	1,540,016	—	1,546,201
Shareholder cash contribution	—	—	—	—	—	—	—	—	—
Direct Incremental Costs							(200,000)		(200,000)
Net loss, three months ended June 30, 2020	—	—	—	—	—	—	—	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	20,000	4,649,800	4,650	13,545,658	13,546	5,457,888	(4,034,762)	1,461,322

Series B preferred stock issued for cash	—	—	—	—	—	—	—	—	—
Common stock issued for cash	—	—	—	—	—	—	—	—	—
Shareholder cash contribution	—	—	—	—	—	—	—	—	—
Direct Incremental Costs							—		—
Net loss, three months ended September 30, 2020	—	—	—	—	—	—	—	(198,167)	(198,167)
Balance, September 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,232,929)	$1,263,155

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(514,450)	$(700,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146,447	208,507
Inventory Allowance	24,940	—
Gain/(loss) on sale of equipment	34,561	1,751
Changes in operating assets and liabilities:
Prepaid expenses	15,511	18,500
Deposits	31,097	—
Accounts payable and accrued liabilities	(7,620)	122,453
Interest payable	(61,938)	63,034
Deferred rent	1,247	(2,448)
Deferred revenue	4,373	19,252
Inventory	(201,634)	(59,380)
Sub lease security deposit	3,200	—
Net cash used in operating activities	(524,266)	(328,484)

Cash flows from investing activities
Purchase of equipment	(416,347)	(428)
Sale of equipment	370,000	—
Net cash provided by (used in) investing activities	(46,347)	(428)

Cash flows from financing activities
Repayments of capital leases	(436,029)	(32,676)
Payments on operating lease liability	(30,995)	(19,540)
Repayments of loans payable	(401,332)	(126,339)
Proceeds from CARES Act Loan	14,304	—
Shareholder Contribution	(3,200)	3,040
Proceeds from sale of common stock	1,546,200	23,000
Proceeds from the sale of series B preferred stock	517,860	549,500
Payments of direct incremental costs associated with the sale of stock	(200,000)	—
Net cash provided by financing activities	1,006,808	396,985

Cash, beginning of period	150,741	33,970
Net change in cash	436,195	68,073
Cash, end of period	$586,936	$102,043

Supplemental cash flow information
Cash paid for interest	$99,508	$60,499
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$265,980	$—
Loan entered into for purchase of equipment	$146,340	$564,398

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Tribus Enterprises, Inc. has invented and patented a new technology that changes the way technicians do their jobs. The Company’s line of wrenches literally cuts the time some jobs take from three to four hours to mere minutes. The Company has completed the design and research and development of four lines of wrenches. After a redesign which improved the strength of the wrenches, production of three of the four lines started in April 2020. While the Company has realized minimal sales to date the initial reactions from customers and market influencers from those sales have been extremely positive. The Company is now ready to increase both marketing and production efforts.

NOTE 2 – UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2020 audited financial statements. The results of operations for the periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

September 30, 2020

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

The Company offers a limited lifetime warranty for manufacturing defects only on product sold. Due to sales recently occurring, the Company is unable to reasonably estimate future costs that will be incurred under its lifetime warranty program on revenue recognized as of September 30, 2020. However, the Company anticipates the amounts associated with revenues recognized as of September 30, 2020 to be immaterial to the financial statements.

The Company recognized revenues of $5,345 and $0 during the three months ended September 30, 2020 and 2019, respectively and $12,799 and $0 during the six months ended September 30, 2020 and 2019, respectively.

NOTE 5 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of September 30, 2020. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $9,434 and $3,814 as of September 30, 2020 and March 31, 2020, respectively.

NOTE 6 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis  . The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility. As of September 30, 2020, the Company’s finished goods inventory balance was $36,131. This balance is recorded net of inventory valuation of $24,940 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $106,847 in work in process inventory, $20,474 in raw material inventory, $43,604 in tooling inventory and $4,168 in packaging inventory as of September 30, 2020. The March 31, 2020 inventory balance of $9,590 was all raw materials.

NOTE 7 – EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the average cost method over the estimated useful lives of the assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

In July, a review of the Company’s useful lives for Machinery and Equipment resulted in a change in estimate that increased the useful lives from five to ten years. This determination was based on industry standards and management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively.   Leased assets included in Machinery and Equipment are all expected to transfer ownership to the Company at the end of the lease, thus depreciation is on useful life rather than the shorter of the lease term or useful life.

During the period ending June 30, 2020, one piece of equipment was paid off at a negotiated lower amount than the original finance lease. At June 30, 2020, the difference between the original finance lease obligation and the settled amount was booked as forgiveness of debt. A reclassification entry was made in the period ending September 30, 2020 to reclass the amount forgiven from forgiveness of debt to instead reduce the book value of the asset pursuant to ASC 842-20-40-2.

As of September 30, 2020, the Company’s equipment net of accumulated depreciation was $1,441,045 and $1,265,559 as of March 31, 2020.

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

Issued

During the three months ended September 30, 2020, the Company did not issue any common stock. During the six months ended September 30, 2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,201. Of this amount, 6,148,560 shares of common stock were issued to related parties for total cash proceeds of $1,537,140.

During the three months ended September 30, 2020, the Company did not issue any preferred stock. During the six months ended September 30, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860. All was issued to related parties. Additionally, the Company paid approximately $200,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2020

NOTE 8 – CAPITAL STOCK (CONTINUED)

There were 19,999,998; 4,649,800 and 13,545,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of September 30, 2020.

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

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the six months ended September 30, 2020, the Company made total principal payments on operating leases of $30,995. There was a total operating lease liability of $125,940 as of September 30, 2020 of which $75,721 was current and $50,220 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2021	$49,164
2022	99,725
2023	4,321
Total payments	153,210
Less: imputed interest	(27,270)

Operating lease liability, total	$125,940

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

The Company records sublease payments received as other income in the statement of operations. Sublease income of $17,643 and $21,300 was recognized during the six months ended September 30, 2020 and 2019, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of September 30, 2020, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year ending March 31,
2021	18,450
2022	36,900
2023	3,075
Other income from subleases, total	$58,425

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2020

NOTE 10 – LOANS PAYABLE

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

On April 28, 2020, the Company entered into an agreement to purchase equipment totaling $146,340. The agreement required $29,268 down with six monthly payments of $5,000 and the remaining balance due thereafter. During the six months ending September 30, 2020, the Company made $20,000 in payments and applied an additional $13,500 toward the loan. As of September 30, 2020, there was a total of $83,572 due all of which is current.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of September 30, 2020, there was a total of $27,431 due of which $5,057 was current.

Total loans outstanding at September 30, 2020 were $125,308 of which $102,933 was current and $22,375 was long term.

NOTE 11 – FINANCING LEASES PAYABLE

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

The Company accounts for financing leases in accordance with ASC 842. As of September 30,2020, the Company had two outstanding long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined this was a financing lease based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the lease.

•	The first finance lease is for equipment which totaled $275,950. The leases require total monthly payments of $5,369. As of September 30, 2020, there was a total of $187,916 of future payments due through August 2023 of which $33,108 are financing charges leaving a total principal balance of $154,808. Of the total principal balance due, $50,606 was current and $104,202 was long term as September 30, 2020.

•

The second finance lease is for equipment which totaled $332,475. The lease required a down payment of $66,495 and then lease payments of $11,393.02 starting January 2021. As of September 30, 2020, there was a total of $273,432 of future payments due through December 2022 of which $7,452 are financing charges leaving a total principal balance of $265,980. Of the total principal balance due, $97,231 was current and $168,749   was long term as September 30, 2020.

During the period ending June 30, 2020, four pieces of equipment were sold and the balances on the associated finance leases were settled at lowered amounts. In addition, one piece of equipment was paid off at a negotiated lower amount than the original finance lease. At June 30, 2020, the difference between the original finance lease obligations and the settled amounts were booked as forgiveness of debt. For the equipment that was sold a reclassification entry was made in the period ending September 30, 2020 to reclass this amount from forgiveness of debt to gain on sale of asset pursuant to ASC 842-20-40-2. In addition, for the piece of equipment that is still in use by the Company a reclassification entry was made in the period ending September 30, 2020 to reclass the amount forgiven from forgiveness of debt to instead reduce the book value of the asset pursuant to ASC 842-20-40-2.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

 September 30, 2020

NOTE 11 – LEASE FINANCING PAYABLE (CONTINUED)

Future annual payments required under the capital lease through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2021	53,294	13,099	66,393
2022	183,058	18,087	201,145
2023	158,468	8,497	166,965
2023	25,968	877	26,845
Total	$420,788	$40,560	$461,348

NOTE 12 – LEGAL PROCEEDINGS

During the year ended March 31, 2020, the Company was a party to two separate lawsuits. The company settled each lawsuit on June 19, 2020 that required a cash settlement totaling $140,750 which was included in accounts payable and accrued liabilities as of March 31, 2020. The settlement was paid in full on June 19, 2020.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated all events occurring subsequent to September 30, 2020 and through the date of this filing and determined there were no additional disclosures required.

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

Tribus Innovations, LLC was formed in December 2015 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have been issued a Patent under application number: 15/092,056 which was issued on September 17, 2019 under Patent Number 10,414,029. The initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding.

Products

Tribus Innovations, LLC’s ratcheting flare nut wrench addresses the market in a way that has never been done before; reducing the time it takes to turn inline fasteners.

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

In addition, using the same technology as the ratcheting flare nut wrench and covered under the same patent, Tribus has developed a new tool to add to its tool line. Production began in July 2020 with the first batch of product to be completed and launched the end of September 2020.

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

Liquidity and Capital Resources

As of September 30, 2020, we had $773,220 in total assets and total current liabilities of $743,375. Current assets consisted of $586,936 of cash and $186,284 of inventory. Current liabilities consisted mainly of $407,450 of accounts payable and accrued liabilities, finance lease liabilities of $147,837, operating lease liabilities of $75,721 and current loans payable of $102,933.

Net cash used in operating activities was $524,266 compared to $328,484 for the six months ended September 30, 2020 and 2019, respectively.

Net cash used in investing activities was $46,347 compared to net cash used of $428 for the six months ended September 30, 2020 and 2019 respectively.

Net cash provided by financing activities was $1,006,808   and $396,985 for the six months ended September 30, 2020 and 2019, respectively.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

We generated limited revenues totally $12,799 during the six months ended September 30, 2020 and no revenues during the six months ended September 30, 2019. Total operating expenses were $201,351 and $294,946 during the three months ended September 30, 2020 and 2019, respectively and $412,807 and $597,496 for the six months ended September 30, 202 and 2019, respectively. The decrease in operating expenses for the three six months ended September 30, 2020 when compared to the same period in 2019 was due to a decrease in professional fees, general and administrative expenses and depreciation. The reduction in depreciation was due to a change in estimate of useful lives as discussed in Note 7. Net loss for the three months ended September 30, 2020 was $198,167 compared to $344,755 for the same period in 2019 and $514,450 for the six months ended September 30,2020 compared to $700,153 for the same period in 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

While significant work is being done to improve the Company’s internal controls, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the current quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

A.            Tribus Lawsuit

Tribus filed the Tribus Lawsuit against DMW on April 1, 2019 and filed an amended complaint against DMW and one of its owners, Nathan Hake, on May 15, 2019. Those complaints asserted numerous claims against DMW and Hake arising from their manufacturing relationship. Tribus’ claims against DMW were for breach of contract, unjust enrichment, and promissory estoppel. Tribus’ claims against Hake were for unjust enrichment, fraud, promissory estoppel, conversion, and tortious interference.

Tribus’ claim in the Tribus Lawsuit alleged that Hake and DMW misrepresented their expertise and ability in order to obtain the contract to manufacture Tribus’ wrenches. DMW then received $402,000 from Tribus as part of that contract, and ultimately failed to produce any functional wrenches. Tribus’ claims sought the return of the $402,000 paid to DMW, together with any equipment and tooling purchased by Tribus or with Tribus’ funds that continued to be held by DMW or Hake.

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

DMW’s claims against Tribus primarily asserted that Tribus stole DMW’s confidential information and trade secrets. Namely, the programming and manufacturing process for the wrenches. DMW also asserted that it was Tribus who breached the contract with DMW. DMW’s counterclaims against Tribus center on Tribus’ decision to terminate its relationship with DMW and enter into an agreement with Clark Trost for the manufacture of the wrenches instead. Trost had been an independent contractor hired by DMW to help DMW manufacture Tribus’ wrenches. DMW’s counterclaims requested judgement in excess of $2 million.

The Tribus Lawsuit was filed primarily to compel the return of nearly $1.2 million in manufacturing equipment purchased or leased by Tribus and being held at DMW’s facility in Englewood, Ohio. That objective was largely accomplished with the return of the vast majority of the equipment on April 24th, 2019, following a motion for temporary restraining order and preliminary injunction filed on Tribus’ behalf.

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

The crux of DMW’s claims in the Trost Lawsuit mirrored its counterclaims in the Tribus Lawsuit. In essence, DMW maintains that Tribus and Trost conspired to steal the programming and manufacturing information for Tribus’ wrenches----which DMW claims to be its confidential information and trade secrets----to terminate their relationships with DMW and enter into business together to manufacture the wrenches without DMW.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2020 filed July 14, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company did not issue any common stock. During the six months ended September 30, 2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,201.

During the three months ended September 30, 2020, the Company did not issue any preferred stock. During the six months ended September 30, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860.

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

(b)     REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 13, 2020.

Tribus Enterprises, Inc.
Registrant

By: /s/ Kendall Bertagnole
Kendall Bertagnole Chief Executive Officer