Form 10-Q
period 2020-12-31
Tribus Enterprises, Inc.
filed 2021-02-12
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 12, 2021  was 13,545,658 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$231,582	$150,741
Accounts Receivable (Note 6)	2,411	$—
Inventory, net of inventory valuation of $8,604 and $43,723, respectively (Note 7)	359,289	9,590
Prepaid expenses	—	15,511
Total current assets	593,282	175,842

Deposits	10,240	41,337
Right of use asset, operating leases	111,295	157,117
Equipment, net of accumulated depreciation of $463,173 and $389,638, respectively (Note 8)	1,437,811	1,265,559

Total assets	$2,152,628	$1,639,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$449,259	$415,070
Interest payable	—	61,938
Deferred revenue (Note 5)	1,632	3,814
Operating lease liability, current (Note 10)	80,942	66,206
Finance lease, current (Note 12)	186,733	340,303
Loans payable, current (Note 11)	93,016	339,969
Total current liabilities	811,582	1,227,300

Operating lease liability, net of current portion (Note 10)	27,938	90,730
Finance lease, net of current portion (Note 12)	236,446	382,254
Loans payable, net of current portion (Note 11)	21,058	26,027

Total liabilities	1,097,024	1,726,311

Commitments and contingencies	—	—

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 19,999,998 issued and outstanding at December 31, 2020 and March 31, 2020, respectively (Note 9)	20,000	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,649,800 and 3,910,000 issued and outstanding at December 31, 2020 and March 31, 2020, respectively (Note 9)	4,650	3,910
Common stock, $0.001 par value; 100,000,000 authorized; 13,545,658 and 7,360,858 issued and outstanding at December 31, 2020 and March 31, 2020, respectively (Note 9)	13,546	7,361
Additional paid in capital	5,457,888	3,600,752
Accumulated deficit	(4,440,480)	(3,718,479)
Total stockholders' equity	1,055,604	(86,456)

Total liabilities and stockholders' equity	$2,152,628	$1,639,855

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue	$68,162	$25,554	$80,961	$25,554
Cost of goods sold	53,092	67,868	138,567	67,868
Gross margin	15,070	(42,314)	(57,606)	(42,314)

Operating expenses
Employee costs	107,627	20,047	237,378	110,928
Professional fees	40,114	169,777	70,508	287,885
General and administrative	42,499	115,281	124,632	258,685
Facilities	21,184	19,630	74,380	64,559
Research and development	—	55,851	12,781	65,616
Depreciation expense	19,825	92,627	124,376	282,037
Total operating expenses	231,249	473,213	644,055	1,069,710

Net loss from operations	(216,179)	(515,527)	(701,661)	(1,112,024)

Other income (expense)
Other income/(expense), net	14,282	13,861	57,031	35,489
Gain/(loss) on sale of equipment	—	—	(34,147)	(1,752)
Interest expense	(5,654)	(54,592)	(43,224)	(178,125)
Total other income (expense)	8,628	(40,731)	(20,340)	(144,388)

Income tax	—	—	—	—
Net and comprehensive loss	$(207,551)	$(556,258)	$(722,001)	$(1,256,412)

Net loss per share, basic and diluted	$(0.02)	$(0.08)	$(0.06)	$(0.17)

Weighted average shares outstanding, basic and diluted	13,545,658	7,317,206	12,914,220	7,255,462

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
									—
Balance, March 31, 2019	19,999,998	$20,000	1,365,625	$1,366	7,184,858	$7,185	$1,818,694	$(1,407,042)	$440,203
Series B preferred stock issued for cash	—	—	311,875	312	—	—	249,188	—	249,500
Common stock issued for cash	—	—	—	—	4,000	4	996	—	1,000
Net loss, three months ended June 30, 2019	—	—	—	—	—	—	—	(355,398)	(355,398)
Balance, June 30, 2019	19,999,998	20,000	1,677,500	1,678	7,188,858	7,189	2,068,878	(1,762,440)	335,305

Series B preferred stock issued for cash	—	—	375,000	375	—	—	299,625	—	300,000
Common stock issued for cash	—	—	—	—	88,000	88	21,912	—	22,000
Shareholder cash contribution							3,040		3,040
Shareholder forgiveness of wages payable							73,738		73,738
Net loss, three months ended September 30, 2019	—	—	—	—	—	—	—	(344,756)	(344,756)
Balance, September 30, 2019	19,999,998	$20,000	2,052,500	$2,053	7,276,858	$7,277	$2,467,193	$(2,107,196)	$389,327

Series B preferred stock issued for cash	—	—	1,857,500	1,857	—	—	1,112,643	—	1,114,500
Common stock issued for cash	—	—	—	—	44,000	44	10,956	—	11,000
Net loss, three months ended December 31, 2019	—	—	—	—	—	—	—	(556,258)	(556,258)
Balance, December 31, 2019	19,999,998	$20,000	3,910,000	$3,910	7,320,858	$7,321	$3,590,792	$(2,663,454)	$958,569

Balance, March 31, 2020	19,999,998	$20,000	3,910,000	3,910	7,360,858	7,361	3,600,752	(3,718,479)	(86,456)
Series B preferred stock issued for cash	—	—	739,800	740	—	—	517,120	—	517,860
Common stock issued for cash	—	—	—	—	6,184,800	6,185	1,540,016	—	1,546,201
Shareholder cash contribution	—	—	—	—	—	—	—	—	—
Direct Incremental Costs							(200,000)		(200,000)
Net loss, three months ended June 30, 2020	—	—	—	—	—	—	—	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,034,762)	$1,461,322

Net loss, three months ended September 30, 2020	—	—	—	—	—	—	—	(198,167)	(198,167)
Balance, September 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,232,929)	$1,263,155

Net loss, three months ended December 31, 2020	—	—	—	—	—	—	—	(207,551)	(207,551)
Balance, December 31, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,440,480)	$1,055,604

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(722,001)	$(1,256,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201,945	313,291
Inventory Allowance	8,604	—
(Gain)/loss on sale of equipment	34,562	1,751
Changes in operating assets and liabilities:
Accounts receivable	(2,411)	—
Prepaid expenses	15,511	14,500
Deposits	31,097	—
Accounts payable and accrued liabilities	34,189	94,762
Interest payable	(61,938)	36,290
Deferred rent	1,247	(2,448)
Deferred revenue	(3,429)	3,000
Inventory	(358,303)	(78,282)
Sub lease security deposit	3,200	—
Net cash used in operating activities	(817,727)	(873,548)

Cash flows from investing activities
Purchase of equipment	(438,303)	(3,758)
Sale of equipment	370,000	—
Net cash provided by (used in) investing activities	(68,303)	(3,758)

Cash flows from financing activities
Repayments of capital leases	(447,671)	(132,924)
Payments on operating lease liability	(48,056)	(36,593)
Repayments of loans payable	(412,566)	(264,513)
Proceeds from CARES Act Loan	14,304	—
Shareholder Contribution	(3,200)	3,040
Proceeds from sale of common stock	1,546,200	34,000
Proceeds from the sale of series B preferred stock	517,860	1,664,000
Payments of direct incremental costs associated with the sale of stock	(200,000)	—
Net cash provided by financing activities	966,871	1,267,010

Cash, beginning of period	150,741	33,970
Net change in cash	80,841	389,704
Cash, end of period	$231,582	$423,674

Supplemental cash flow information
Cash paid for interest	$105,162	$141,835
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Capital leases entered into for purchase of equipment	$280,012	$—
Loan entered into for purchase of equipment	$146,340	$564,398
Forgiveness of accrued wages by related parties	$—	$73,738

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2020

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

Tribus Enterprises, Inc. has invented and patented a new technology that changes the way technicians do their jobs. The Company’s line of wrenches literally cuts the time some jobs take from three to four hours to mere minutes. The Company has completed the design and research and development of four lines of wrenches. After a redesign which improved the strength of the wrenches, production of three of the four lines started in April 2020. The company experienced good growth in sales during the quarter and expanded its sales to Amazon. The reactions from customers and market influencers from those sales remain extremely positive. The Company is working to expand both marketing and production efforts with one more round of fundraising being planned for the quarter ending March 31, 2021.

NOTE 2 – UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended December 31, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2020 audited financial statements. The results of operations for the periods ended December 31, 2020 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its plans and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with operations. The Company may experience a cash shortfall and be required to raise additional capital. Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2020

NOTE 4 – REVENUE RECOGNITION

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. Adoption of ASC 606 did not have a significant impact on the financial statements. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company offers a limited lifetime warranty for manufacturing defects on products sold. Due to sales recently occurring, the Company is unable to reasonably estimate future costs that will be incurred under its lifetime warranty program on revenue recognized as of December 31, 2020. However, the Company anticipates the amounts associated with revenues recognized as of December 31, 2020 to be immaterial to the financial statements.

The Company recognized revenues of $68,162 and $25,554 during the three months ended December 31, 2020 and 2019, respectively and $80,961 and $25,554 during the nine months ended December 31, 2020 and 2019, respectively.

NOTE 5 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of December 31, 2020. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $1,632 and $3,814 as of December 31, 2020 and March 31, 2020, respectively.

NOTE 6 – ACCOUNTS RECEIVABLE

Accounts receivable represents money due to the Company for products sold and delivered but not yet paid as of December 31, 2020. This balance is composed of amounts owed to Tribus by Amazon for the sale of goods through the Amazon website. The accounts receivable balance was $2,411 and $0 as of December 31, 2020 and March 31, 2020, respectively.

NOTE 7 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility. As of December 31, 2020, the Company’s finished goods inventory balance was $28,965. This balance is recorded net of inventory valuation of $8,604 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $259,046 in work in process inventory, $19,103 in raw material inventory, $51,400 in tooling inventory and $9,379 in packaging inventory as of December 31, 2020. The March 31, 2020 inventory balance of $9,590 was all raw materials.

NOTE 8 – EQUIPMENT

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

In July 2020, a review of the Company’s useful lives for Machinery and Equipment resulted in a change in estimate that increased the useful lives from five to ten years. This determination was based on industry standards and management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively. Leased assets included in Machinery and Equipment are all expected to transfer ownership to the Company at the end of the lease, thus depreciation is on useful life rather than the shorter of the lease term or useful life.

During the period ended June 30, 2020, one piece of equipment was paid off at a negotiated lower amount than the original finance lease. At June 30, 2020, the difference between the original finance lease obligation and the settled amount was booked as forgiveness of debt. A reclassification entry was made in the period ended September 30, 2020 to reclass the amount forgiven from forgiveness of debt to instead reduce the book value of the asset pursuant to ASC 842-20-40-2.

In November 2020, Tribus took over the lease of a forklift from a related party. Transfer of ownership is expected at the end of the lease. Depreciation was based on the useful life of the equipment which was also the remaining term of the lease.

As of December 31, 2020, the Company’s equipment net of accumulated depreciation was $1,437,811 and $1,265,559 as of March 31, 2020.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2020

NOTE 9 – CAPITAL STOCK

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

Issued

During the three months ended December 31, 2020, the Company did not issue any common stock. During the nine months ended December 31, 2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,201. Of this amount, 6,148,560 shares of common stock were issued to related parties for total cash proceeds of $1,537,140.

During the three months ended December 31, 2020, the Company did not issue any preferred stock. During the nine months ended December 31, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860. All were issued to related parties. Additionally, the Company paid approximately $200,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2020

NOTE 9 – CAPITAL STOCK (CONTINUED)

There were 19,999,998; 4,649,800 and 13,545,658 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of December 31, 2020.

There were 19,999,998, 3,910,000 and 7,360,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2020.

NOTE 10 – OPERATING LEASES

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the nine months ended December 31, 2020, the Company made total principal payments on operating leases of $48,056. There was a total operating lease liability of $108,880 as of December 31, 2020 of which $80,942 was current and $27,938 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2021	$24,583
2022	99,725
2023	4,321
Total payments	128,629
Less: imputed interest	(19,749)

Operating lease liability, total	$108,880

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

On May 11, 2020, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of 24 months commencing on May 1, 2020. The sublease requires monthly rental payments of $1,875. In addition, a verbal agreement was entered into on a month-to-month basis for additional space to sublet as needed for a monthly rental payment of $1,510.

The Company records sublease payments received as other income in the statement of operations. Sublease income of $31,540 and $21,300 was recognized during the nine months ended December 31, 2020 and 2019, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of December 31, 2020, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year ending March 31,
2021	$9,225
2022	36,900
2023	3,075
Other income from subleases, total	$49,200

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2020

NOTE 11 – LOANS PAYABLE

As of March 31, 2020, the Company had outstanding three separate loan agreements to purchase equipment totaling $407,644, each with no stated interest rate.

●

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

●

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

●

The third loan was part of the Paycheck Protection Program (“PPP”). On May 1, 2020, the Company received loan proceeds in the amount of $14,304.00 under the Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company believes it has used the entire loan amount for qualifying expenses and is working with Bank of America to complete loan forgiveness paperwork. Based on new legislation, signed into law on December 27, 2020, Bank of America has notified the Company that they are waiting on additional guidance from the Small Business Administration (SBA) to roll out their simplified PPP loan forgiveness application in February 2021.

On April 28, 2020, the Company entered into an agreement to purchase equipment totaling $146,340. The agreement required $29,268 down with six monthly payments of $5,000 and the remaining balance due thereafter. During the nine months ended December 31, 2020, the Company made $30,000 in payments and applied an additional $13,500 toward the loan. As of December 31, 2020, there was a total of $73,572 due all of which is current.

On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025. As of December 31, 2020, there was a total of $26,198 due of which $5,140 was current.

Total loans outstanding at December 31, 2020 were $114,074 of which $93,016 was current and $21,058 was long term.

NOTE 12 – FINANCING LEASES PAYABLE

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

The Company accounts for financing leases in accordance with ASC 842. As of December 31, 2020, the Company had three outstanding long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined this was a financing lease based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the lease.

●

The first finance lease is for equipment which totaled $275,950. The leases require total monthly payments of $5,369. As of December 31, 2020, there was a total of $171,808 of future payments due through August 2023 of which $28,038 are financing charges leaving a total principal balance of $143,770. Of the total principal balance due, $52,322 was current and $91,448 was long term as December 31, 2020.

●

The second finance lease is for equipment which totaled $332,475. The lease required a down payment of $66,495 and then lease payments of $11,393.02 starting January 2021. As of December 31, 2020, there was a total of $273,432 of future payments due through December 2022 of which $7,452 are financing charges leaving a total principal balance of $265,980. Of the total principal balance due, $130,661 was current and $135,319 was long term as December 31, 2020.

●

The third finance lease is for equipment which totaled $14,032. The lease was transferred to Tribus in November 2020 from a related party, whereby Tribus will make the remainder of the payments of $371.39 through the end of the lease. As of December 31, 2020, there was a total of $14,856 of future payments due through April 2024 of which $1,427 are financing charges leaving a total principal balance of $13,429. Of the total principal balance due, $3,750 was current and $9,679 was long term as December 31, 2020.

During the period ended June 30, 2020, four pieces of equipment were sold and the balances on the associated finance leases were settled at lowered amounts. In addition, one piece of equipment was paid off at a negotiated lower amount than the original finance lease. At June 30, 2020, the difference between the original finance lease obligations and the settled amounts were booked as forgiveness of debt. For the equipment that was sold a reclassification entry was made in the period ended September 30, 2020 to reclass this amount from forgiveness of debt to gain on sale of asset pursuant to ASC 842-20-40-2. In addition, for the piece of equipment that is still in use by the Company a reclassification entry was made in the period ended September 30, 2020 to reclass the amount forgiven from forgiveness of debt to instead reduce the book value of the asset pursuant to ASC 842-20-40-2.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

 December 31, 2020

NOTE 12 – FINANCING LEASES PAYABLE (CONTINUED)

Future annual payments required under the finance leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2021	$43,172	$8,226	$51,398
2022	186,865	18,737	205,602
2023	162,511	8,911	171,422
2023	30,261	1,041	31,302
2024	370	2	372
Total	$423,179	$36,917	$460,096

NOTE 13 – LEGAL PROCEEDINGS

During the year ended March 31, 2020, the Company was a party to two separate lawsuits. The company settled each lawsuit on June 19, 2020 that required a cash settlement totaling $140,750 which was included in accounts payable and accrued liabilities as of March 31, 2020. The settlement was paid in full on June 19, 2020.

NOTE 14 – SUBSEQUENT EVENTS

On January 20, 2021, the Company entered into a short-term loan with a related party in the amount of $150,000. The agreement requires eleven monthly payments of $2,500 and the remaining balance due thereafter. The loan was secured by Company assets and by a personal guarantee by the CEO. On February 5, 2021, the Company paid off a finance lease in the amount of $166,167.70. On February 5th and 10th, 2021, two owners of Tribus Enterprises, Inc. entered into a share exchange agreement where all the owner’s 13,333,332 Class A Preferred Shares were exchanged for 350,000 Class B Preferred Shares and 20,000,000 common shares. In addition, per the agreements, the Owners resigned their director and officer positions of Tribus Enterprises, Inc. The Company evaluated all other events occurring subsequent to December 31, 2020 and through the date of this filing and determined there were no additional disclosures required.

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

●    Learning Curve – This works the same as a standard open-ended wrench, but it has the ability to ratchet, saving valuable time. There will be a very short and slight learning curve as the users will simply need to remove the tool off the fastener and line up the open slots to remove the tool completely off the line.

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

Tribus Innovations’ ratcheting flare nut wrench is being produced for sale in the hand tool industry. Historically there have been limited designs in the ratcheting flare nut wrench sales market such as Gear Wrench part number 89100 (UPC 099575891007) and the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus Innovations’ version of the ratcheting flare nut wrench breaks new ground in this market.

Using the same technology as the ratcheting flare nut wrench and covered under the same patent, Tribus has developed a 7/8” O2 sensor wrench to add to its tool line. Production began in July 2020 with the first batch of product launched at the end of September 2020.  Based on feedback from customers and tool trucks, Tribus introduced a 15/16” O2 sensor wrench during the quarter ended December 31, 2020.

In addition, Tribus began production of smaller metric and imperial sizes of its ratcheting flare nut wrenches with the first batch of metric sizes being completed January 2021.  These smaller sizes were requested repeatedly by customer and tool trucks with initial sales currently outpacing production.

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

Liquidity and Capital Resources

As of December 31, 2020, Tribus had $5,93,282 in total current assets and total current liabilities of $811,582. Current assets consisted mainly of $231,582 of cash and $359,289 of inventory. Current liabilities consisted mainly of $449,259 of accounts payable and accrued liabilities, finance lease liabilities of $186,733, operating lease liabilities of $80,942 and current loans payable of $93,016.

Net cash used in operating activities was $817,727 compared to $873,548 for the nine months ended December 31, 2020 and 2019, respectively.

Net cash used in investing activities was $68,303 compared to net cash used of $3,758 for the nine months ended December 31, 2020 and 2019 respectively.

Net cash provided by financing activities was $966,871 and $1,267,010 for the nine months ended December 31, 2020 and 2019, respectively.

Going Concern

The future of Tribus is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See Note 3 to the financial statements for additional information.

Results of Operations

Tribus generated revenues totaling $80,691 during the nine months ended December 31, 2020 and $25,554 during the nine months ended December 31, 2019. Total operating expenses were $231,249 and $473,213 during the three months ended December 31, 2020 and 2019, respectively and $644,055 and $1,069,710 for the nine months ended December 31, 2020 and 2019, respectively. The decrease in operating expenses for the nine months ended December 31, 2020 when compared to the same period in 2019 was due to a decrease in professional fees, general and administrative expenses and depreciation. The reduction in depreciation was due to a change in estimate of useful lives as discussed in Note 8. Net loss for the three months ended December 31, 2020 was $207,551 compared to $556,258 for the same period in 2019 and $722,001 for the nine months ended December 31, 2020 compared to $1,256,412 for the same period in 2019.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, inventory, revenue recognition and finance leases payable. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company did not issue any common stock. During the nine months ended December 31, 2020, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share resulting in total cash proceeds of $1,546,201.

During the three months ended December 31, 2020, the Company did not issue any preferred stock. During the nine months ended December 31, 2020, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860.

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

(b)     REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: February 12, 2021.

Tribus Enterprises, Inc.
Registrant

By:
Kendall Bertagnole Chief Executive Officer