Form 10-K
period 2021-03-31
Tribus Enterprises, Inc.
filed 2021-07-12
CIK 1706573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197642

TRIBUS ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Washington	82-1104757
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

155 Haas Drive, Englewood, OH	45322
(Address of principal executive offices)	(Zip Code)

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

Yes  No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 12, 2021 was 35,651,858 shares.

TRIBUS ENTERPRISES, INC.

FOR THE FISCAL YEAR ENDED

MARCH 31, 2021

Index to Report

on Form 10-K

PART I

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

ITEM 1. BUSINESS

General Business Development

Tribus Enterprises Inc. was formed on March 29, 2017 in the State of Washington. Throughout this report references to “we”, “our”, “us”, “the company”, “Tribus” and similar terms refer to Tribus Enterprises, Inc.

Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC and acquired all of the outstanding ownership interests of Tribus Innovations, LLC. Tribus Innovations, LLC was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations, LLC from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017. The membership interests of Tribus Innovations, LLC were all held by the officers and directors of Tribus Enterprises, Inc. The Company acquired 100% of the membership interests of Tribus Innovations, LLC in exchange for 2,600,000 of our common shares and 19,999,998 of our shares of Class A preferred stock. Tribus Innovations, LLC is currently a 100% owned subsidiary of the Company.

Tribus was formed to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have been issued a Patent under application number: 15/092,056 which was issued on September 17, 2019 under Patent Number 10,414,029. The initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding.

Products

Tribus’ ratcheting flare nut wrench addresses the market in a way that has never been done before; reducing the time it takes to turn inline fasteners.

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

Tribus’ ratcheting flare nut wrench product line, which includes line and O2/NOx sensor wrenches, are being sold in the hand tool industry. Historically there have been limited designs in the ratcheting flare nut wrench sales market such as; Gear Wrench part number 89100 (UPC 099575891007) and the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus’ version of the ratcheting flare nut wrench breaks new ground in this market.

Business/Marketing Strategy

Due to the wide application of Tribus Tools, Tribus has extensive marketing opportunities. Currently, Tribus has been selling its tools through on-line sales that include Facebook and Google ads and tool trucks. In the latter part of our fiscal year, we started selling our O2/NOx Sensor wrench on Amazon. While these efforts generated modest sales to date, it has provided Tribus with the feedback and assurance that the tools are needed, wanted, and provide value to our customers.

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

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

Risks Relating to the Early Stage of our Company

We are at an early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in an early stage. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We have a very limited operating history and our business plan is unproven and may not be successful.

Our company was formed in March 2017 and we have recently begun full scale operations. We have limited sales and we have not proven that our business model will allow us to generate a profit.

We have suffered operating losses since inception and the achievement of profitability has not yet been proven.

We had an accumulated deficit of $4,846,378 as of March 31, 2021. The Company is projecting a profit for the year ending March 31, 2022 based on the purchase of new equipment and hiring key personnel to increase production. In addition, our projections are based on accomplishing sales goals. Our future success will depend, among other things, upon Management’s ability to execute its’ marketing and production plans.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund production and marketing. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We are currently attempting to raise $5,000,000 through a private placement offering. While we have raised $875,500 as of March 31, 2021, our ability to raise additional amounts is uncertain. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities and other operations.

The novel COVID-19 pandemic is having and will likely continue to have negative effects on our business and results of operations.

We cannot predict the full effect of the COVID-19 pandemic on us and our vendors, customers, and community; the global economy and political conditions; and the health of our employees, contractors, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers, distributors, and customers. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies. These adjustments may include restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing and other expenditures. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

While we are projecting a profit for the year ending March 31, 2022, the Company’s ability to do so has not been proven. The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to meet our costs. Achieving a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We are attempting to raise additional equity capital by selling shares through a private placement offering. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital. Proceeds from this offering may not be sufficient for the Company to continue to finance its operations

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

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

Risks Relating to Our Business

We have generated a limited number of sales, which increases the risk that our business will fail.

The Company’s limited sales numbers are a direct result of production numbers. The Company is working to purchase and install the proper equipment to ensure our production capacity meets sales demand. In addition, we are ensuring that we have the right production team in place. Our future success depends upon Management’s ability to implement these production changes, as well as, selling our products at a profitable price and the extent to which consumers acquire, adopt, and continue to use them.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to generate future operating revenues depends in part on whether we can obtain the financing necessary to implement our business plan. We will likely require additional financing through the issuance of debt and/or equity in order to establish profitable operations, and such financing may not be forthcoming. Even if additional financing is available, it may not be available on terms favorable to the Company.

We will need to successfully implement cost-effective production processes to achieve profitability.

In the past, the Company has focused on developing its innovative wrenches. Now the focus has switched to implementing stream-lined production processes and securing raw material at favorable pricing to reduce the overall cost of our wrenches. The Company’s ability to implement its plan to reduce production costs will directly impact its ability to achieve profitability.

We are a small company with limited resources relative to our competitors and we may not be able to compete effectively.

The product marketing services of our competitors have longer operating histories, greater resources and name recognition, and a larger base of customers. As a result, these competitors will have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we may be able to devote to our products. Therefore, we may not be able to compete effectively, and our business may fail.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 155 Haas Drive, Englewood, OH 45322 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

None.

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

Holders of Common Stock

As of March 31, 2021, we had 274 shareholders of record related to the 34,421,158 common shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2021, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share and 875,500 shares of common stock at $1.00 per share resulting in total cash proceeds of $2,931,760.

During the year ended March 31, 2021, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860.

During the year ended March 31, 2021, 11,333,332 shares of Series A Convertible Preferred Stock were exchanged for 350,000 shares of Series B Convertible Preferred Stock.

During the year ended March 31, 2021, 2,000,000 shares of Series A Convertible Preferred Stock were converted into 20,000,000 shares of common stock.

During the year ended March 31, 2021, the Company paid approximately $270,000 to a related party as a finders’ fee in conjunction with the sale of equity investments.

During the year ended March 31, 2020, the Company accepted stock subscriptions to issue a total of 176,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $44,000.

During the year ended March 31, 2020, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000. Of this amount, 1,138,625 shares of Series B Convertible Preferred Stock were issued to related parties for total cash proceeds of $820,550. Additionally, the Company paid approximately $170,000 to a related party as a finders’ fee in conjunction with the sale of equity investments.

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. The Company is seeking additional capital through a private placement offering of its common stock. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

Company Overview

Tribus Enterprises, Inc. was formed in March of 2017 to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches. To do this Tribus Enterprises, Inc. acquired Tribus Innovations, LLC which was formed in December of 2015 and granted a patent for its ratcheting flare nut wrench.

Tribus’ initial product line uses traditional manufacturing methods of CNC machining, swiss manufacturing operations, sub spindle lathe capabilities, laser engraving, heat treatment and the latest technologies for final finishing that include DLC (Diamond Like Coating) to prevent wear on the moving parts and black nitride to prevent rust. Tribus launched its first offering of products in 2020 and will be launching new products in 2021.

Based on the positive reaction and demand for its tools, Tribus is looking to expand its manufacturing and marketing capabilities.

Tribus Tools

Tribus is fixing a problem in the marketplace and that problem is tight spaces. The conventional tools that are on the market right now offer a 60° turning radius, meaning, a circle has 360 degrees and the conventional tools are 6 sided as they grab onto the flank of a fastener so there is a required turning radius of 60°. The reality is that for most applications you must disassemble whatever you are working on to get to the needed fastener. This can take a considerable amount of time, effort, and money.

The technology that is centered around Tribus Tools makes these costly issues go away as Tribus has turned that 60° turning radius into a 4° turning radius. This is a game changer for most technicians as they no longer must disassemble anything getting to the fastener. Tribus Tools literally can take a three-to-four-hour job down to mere minutes depending on the situation.

Tribus’ current product line includes the following:

Line Wrenches: Tribus ratcheting line wrenches come in both metric and imperial sizes and can be used in many instances that include brake lines and transmission lines. Metric sizes include 10MM, 11MM, 12MM, 13MM, 14MM, 15MM, 16MM, 17MM, 18MM, 19MM and 21MM. Current imperial sizes includes 5/8”, 11/16”, 3/4”, 13/16” and 7/8”, with more sizes being developed.

O2/NOx Sensor Wrenches: Tribus O2/NOx sensor wrenches come in two sizes 7/8” and 15/16”. The O2/NOx sensor wrenches come with an extension handle and are strong enough to deal with stubborn O2/NOx sensors that may be rusted on because of age, mileage, or other environmental factors.

ER Wrench: Tribus ER wrenches focus on the needs of machinists allowing them to work on machines without damaging their hands. The Tribus ER16 wrench works with any CNC equipment using ER16 collets.

Future Products: Tribus has designed a crowfoot wrench which it plans to manufacture in 2021 as well as expand its ER Wrench offering.

Operations

Production

Tribus Enterprises, Inc. has a functioning and operational manufacturing facility with all equipment needed to produce their current product line. However, with the current equipment the volume of wrenches that can be produced in a month tops out at 2,400 wrenches. Part of the current inefficiencies is that production is ran in manner where one size of tool is produced in a certain amount and then the next size is produced. This extends the time it takes to get a full set of wrenches out to the market. In addition, the time it takes to produce each part is considerably longer compared to other manufacturing solutions. Tribus’ goal is to redesign their manufacturing facility to increase the capacity to 50,000 wrenches each month. This will be accomplished through workflow efficiencies and the purchase of new equipment.

Marketing

Tribus will continue to focus its marketing efforts in the following areas.

Tool Trucks: Tool Trucks including Snap On, Matco, MAC and Cornwell total over 6,000. Each truck on average services 325 customers providing Tribus access to almost 2M customers. Tribus is currently working with multiple tool trucks in various states across the country and expects to keep growing its tool truck customers in 2021.

Tribus Website Sales: Tribus is currently selling its products online and will continue to increase its offering of new products in 2021.

Amazon: In 2018, 49% of the US ecommerce market came from Amazon. 95 million people in the United States have Amazon Prime memberships. Our goal through Amazon is to reach weekend warriors, DIYers and people looking for the perfect gift. Tribus recently started selling its O2/NOx sensor wrench on Amazon and will continue to focus in this area.

In addition to the above areas, Tribus is looking into opportunities that include government contracts and aviation as well as partnering with retail stores and large tool companies.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets totaling $897,792 with the majority consisting of $390,197 of cash, $403,951 of inventory, $100,000 in current deposits. Current liabilities totaled $800,629 with the majority consisting of $291,144 in accounts payable and accrued liabilities, $273,528 in loans payable, $137,213 in finance leases and $86,495 in operating leases as of March 31, 2021. As of March 31, 2020, we had current assets of $175,842 and current liabilities totaling $1,227,300.

We have no material commitments for the next twelve months other than those discussed in Notes 9-11 and Note 14  to the financial statements. We may also require additional capital to meet our liquidity needs. The Company anticipates its cash needs to be approximately $50,000 monthly to fund operations for the next twelve months.

In summary, our cash flows were as follows:

	Fiscal Year Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,416,852)	$(1,064,759)
Net cash provided by (used in) investing activities	149,155	(21,633)
Net cash provided by financing activities	1,507,153	1,203,163
Net (decrease) increase in cash	239,456	116,771
Cash, beginning of year	150,741	33,970
Cash, end of year	$390,197	$150,741

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

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with producing and marketing its product. The Company may experience a cash shortfall and be required to raise additional capital.

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

Operating activities

Net cash used in operating activities was $1,416,852 for the year ended March 31, 2021, as compared to $1,064,759 used in operating activities for the same period in 2020.

Investing Activities

Net cash provided by investing activities was $149,155 during the year ended March 31, 2021, consisting of the purchase and sale of equipment. During the year ended March 31, 2020, net cash used by investing activities was $21,633, consisting solely of the purchase of equipment.

Financing activities

Net cash provided by financing activities for the year ended March 31, 2021 was $1,507,153 as compared to $1,203,163 for the same period of 2020.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances and loans. As we expand our activities, we may continue to experience net negative cash flows from operations. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will become profitable in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a loyal customer base, implement and successfully execute our business and marketing strategy, continually improve our production processes, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRIBUS ENTERPRISES, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Audited Consolidated Balance Sheets	F-1
Audited Consolidated Statements of Operations	F-2
Audited Consolidated Statement of Changes in Stockholders’ Equity	F-3
Audited Consolidated Statements of Cash Flows	F-4
Notes to Audited Consolidated Financial Statements	F-5 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribus Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tribus Enterprises, Inc. (“the Company”) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2018.

Spokane, Washington

July 9, 2021

TRIBUS ENTERPRISES, INC.

AUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
	(audited)	(audited)
ASSETS
Current assets
Cash	$390,197	$150,741
Accounts Receivable (Note 4)	3,374	$-
Inventory, net of inventory valuation of $3,891 and $0, respectively (Note 5)	403,951	9,590
Prepaid expenses	270	15,511
Deposits, current (Note 6)	100,000	-
Total current assets	897,792	175,842

Deposits	10,240	41,337
Right of use asset, operating leases	93,929	157,117
Equipment, net of accumulated depreciation of $368,180 and $552,435, respectively (Note 7)	1,625,022	1,265,559

Total assets	$2,626,983	$1,639,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$291,144	$415,070
Interest payable	-	61,938
Deferred revenue (Note 8)	12,249	3,814
Operating lease liability, current (Note 9)	86,495	66,206
Finance lease, current (Note 10)	137,213	340,303
Loans payable, current (Note 11)	273,528	339,969
Total current liabilities	800,629	1,227,300

Operating lease liability, net of current portion (Note 9)	4,233	90,730
Finance lease, net of current portion (Note 10)	110,435	382,254
Loans payable, net of current portion (Note 11)	255,887	26,027
Other Long-Term Liabilities	6,255	-

Total liabilities	1,177,439	1,726,311

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 and 20,000,000 authorized; 6,666,666 and 19,999,998 issued and outstanding at March 31, 2021 and 2020, respectively (Note 12)	6,667	20,000
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,999,800 and 3,910,000 issued and outstanding at March 31, 2021 and 2020, respectively (Note 12)	5,000	3,910
Common stock, $0.001 par value; 100,000,000 authorized; 34,421,158 and 7,360,858 issued and outstanding at March 31, 2021 and 2020, respectively (Note 12)	34,421	7,361
Additional paid in capital	6,249,834	3,600,752
Accumulated deficit	(4,846,378)	(3,718,479)
Total stockholders’ equity	1,449,544	(86,456)

Total liabilities and stockholders’ equity	$2,626,983	$1,639,855

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended March 31,
	2021	2020
Revenue	$199,653	$33,737
Cost of goods sold	329,582	249,264
Gross margin	(129,929)	(215,527)

Operating expenses
Employee costs	408,686	287,681
Professional fees	88,123	308,893
General and administrative	187,156	338,960
Facilities	91,498	94,711
Research and development	12,781	82,002
Depreciation expense	128,190	256,343
Total operating expenses	916,434	1,368,590

Net loss from operations	(1,046,363)	(1,584,117)

Other income (expense)
Other income/(expense), net	71,315	(486,831)
Gain/(loss) on sale of equipment	(76,634)	(1,752)
Interest expense	(76,217)	(238,737)
Total other income (expense)	(81,536)	(727,320)

Income tax	-	-
Net and comprehensive loss	$(1,127,899)	$(2,311,437)

Net loss per share, basic and diluted	$(0.07)	$(0.32)

Weighted average shares outstanding, basic and diluted	15,878,120	7,280,137

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

AUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
									-
Balance, March 31, 2019	19,999,998	$20,000	1,365,625	$1,366	7,184,858	$7,185	$1,818,694	$(1,407,042)	$440,203
Series B preferred stock issued for cash	-	-	2,544,375	2,544			1,661,456		1,664,000
Common stock issued for cash	-	-	-	-	176,000	176	43,824		44,000
Shareholder cash contribution							3,040		3,040
Shareholder forgiveness of wages payable							73,738		73,738
Net loss, year ended March 31, 2020	-	-	-	-	-	-	-	(2,311,437)	(2,311,437)
Balance, March 31, 2020	19,999,998	20,000	3,910,000	3,910	7,360,858	7,361	3,600,752	(3,718,479)	(86,456)

Balance, March 31, 2020	19,999,998	$20,000	3,910,000	3,910	7,360,858	7,361	3,600,752	(3,718,479)	(86,456)
Series A Share Exchange	(11,333,332)	(11,333)	350,000	350	-	-	10,983	-	-
Series A Share Conversion	(2,000,000)	(2,000)	-	-	20,000,000	20,000	(18,000)	-	-
Series B preferred stock issued for cash	-	-	739,800	740	-	-	-	-	740
Common stock issued for cash	-	-	-	-	7,060,300	7,060	2,931,760	-	2,938,820
Direct Incremental Costs							(275,661)		(275,661)
Net loss, year ended March 31, 2021	-	-	-	-	-	-	-	(1,127,899)	(1,127,899)
Balance, March 31, 2021	6,666,666	$6,667	4,999,800	$5,000	34,421,158	$34,421	$6,249,834	$(4,846,378)	$1,449,544

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31
	2021	2020
Cash flows from operating activities
Net loss	$(1,127,899)	$(2,311,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	256,985	419,096
Inventory Allowance	3,891	-
(Gain)/loss on sale of equipment	76,634	1,751
Impairment recorded on deposits		402,000
Changes in operating assets and liabilities:
Accounts receivable	(3,374)	-
Prepaid expenses	15,511	4,500
Prepaid inventory	(271)	-
Deposits, current	(100,000)	-
Deposits	31,097	-
Inventory	(398,252)	(9,590)
Accounts payable and accrued liabilities	(123,926)	380,558
Interest payable	(61,938)	47,811
Deferred rent	-	(2,448)
Estimated Warranty Liability	3,055
Deferred revenue	8,435	3,000
Sub lease security deposit	3,200	-
Net cash used in operating activities	(1,416,852)	(1,064,759)

Cash flows from investing activities
Purchase of equipment	(315,845)	(21,633)
Sale of equipment	465,000	-
Net cash provided by (used in) investing activities	149,155	(21,633)

Cash flows from financing activities
Repayments of finance leases	-	(168,510)
Payments on operating lease liability	(66,208)	(50,423)
Repayments of loans payable	(499,921)	(288,944)
Proceeds from ST Loan	150,000
Proceeds from CARES Act Loan	14,304	-
Shareholder Contribution	-	3,040
Proceeds from sale of common stock	2,421,700	44,000
Proceeds from the sale of series B preferred stock	517,860	1,664,000
Payments of direct incremental costs associated with the sale of stock	(275,661)	-
Net cash provided by financing activities	2,262,074	1,203,163

Cash, beginning of period	150,741	33,970
Net change in cash	994,377	116,771
Cash, end of period	$1,145,118	$150,741

Supplemental cash flow information
Cash paid for interest	$138,155	$190,926
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Finance leases entered into for purchase of equipment	$280,012	$-
Loan entered into for purchase of equipment	$499,036	$564,398
Forgiveness of accrued wages by related parties	$-	$73,738

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

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

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of Washington on March 29, 2017 for the purpose of developing, designing, manufacturing and distributing hand tools. Upon incorporation, the Company entered into a share exchange agreement with Tribus Innovations, LLC and acquired all of the outstanding ownership interests of Tribus Innovations, LLC. Tribus Innovations, LLC was formed on December 1, 2015. The transaction was accounted for as a reverse merger and these financial statements present the historical financial information of Tribus Innovations, LLC from its inception and include the financial information of the Company from the completion of the share exchange agreement on March 29, 2017.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2021 or 2020.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in the years ended March 31, 2021 and 2020 were $12,781 and $82,002, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, both of which have a fiscal year end of March 31. All intercompany accounts, balances and transactions have been eliminated in the consolidation.

Revenue and Cost Recognition

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for revenue recognition. ASC 606 established a five-step process to recognize revenue that includes identifying contracts with customers, identifying performance obligations, determining the transaction price, allocating the transaction price and finally recognizing the revenue. Adoption of ASC 606 did not have a significant impact on our financial statements. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration expected to be received in exchange for those products. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities.

The Company offers a lifetime warranty for manufacturing defects on products sold. The Company has estimated future costs that will be incurred under its lifetime warranty program based on its historical defect rate. As of March 31, 2021, $3,055 was recorded as an estimated warranty liability. Due to limited sales no estimate was made as of March 31, 2020. However, the Company anticipates the amounts associated with revenues recognized as of March 31, 2020 to be immaterial to the financial statements.

Warranty Expense as of March 31, 2021
Beginning Balance	$-
Payments Made	$-
Warrany Accrual	$3,055
Ending Balance	$3,055

The Company recognized revenues of $199,653 and $33,737 during the years ended March 31, 2021 and 2020, respectively.

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capital Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with $0.001 par value at March 31, 2021 and 2020.

At March 31, 2021 and 2020, the Company authorized twenty-five million (25,000,000) shares of preferred stock with $0.001 par value. Of the 25,000,000 authorized shares of preferred stock, 20,000,000 are designated as series A convertible stock and 5,000,000 designated as series B convertible stock.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Basic Net Loss Per Share

Basic net loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. The net loss per share during the year ended March 31, 2021 and 2020 is due to the Company’s net losses during the period and any dilutive securities are considered anti-dilutive.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At March 31, 2021 and 2020, the Company had 6,666,666 and 19,999,998 shares of series A convertible preferred stock and 4,999,800 and 3,910,000 shares of series B convertible stock outstanding, respectively. Each share of series A convertible preferred stock is convertible to 10 shares of common stock at the discretion of the board of directors and each share of series B convertible preferred stock is convertible to 4 shares of common stock at the option of the stockholder. The outstanding preferred stock as of March 31, 2021 and 2020 represented 86,665,860 and 215,639,980 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $56,310 and $310 of such costs during the years ended March 31, 2021 and 2020, respectively.

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

March 31, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the useful life of the related assets or the lease term. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations. Refer to Note 8 – Equipment.

Inventory

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility. Refer to Note 6 – Inventory.

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

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 2 – GOING CONCERN (CONTINUED)

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

NOTE 3 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended March 31, 2021 or 2020 due to the operating losses experienced during the years ended March 31, 2021 and 2020. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The change in tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $6,700.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2021 or 2020 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31,
	2021	2020
Income tax provision at the federal statutory rate	21.00%	21.00%
Deferred tax rate changes - US income tax reform	-%	-%
Change in valuation allowance	(21.00%)	(21.00%)
Effect on operating losses	0.00%	0.00%

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 3 – INCOME TAXES (CONTINUED)

Changes in net deferred tax assets consist of the following:

	March 31,
	2021	2020
Net operating loss carry forward	$236,839	$485,402
Valuation allowance	(236,839)	(485,402)
Net deferred tax asset	$-	$-

Federal net operating losses incurred prior to the year ended March 31, 2017 are subject to certain limitations and begin to expire in 2037. Net federal operating loss carry forwards incurred after the year ended March 31, 2017 may be carried forward indefinitely. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable represents money due to the Company for products sold and delivered but not yet paid. This balance is comprised of amounts owed to Tribus by Amazon for the sale of goods through the Amazon website. The accounts receivable balance was $3,374 and $0 as of March 31, 2021 and 2020, respectively.

NOTE 5 - INVENTORY

As of March 31, 2021, the Company’s finished goods inventory balance was $26,887. This balance is recorded net of inventory valuation of $3,891 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $291,930 in work in process inventory, $30,842 in raw material inventory, $48,362 in tooling inventory and $9,821 in packaging inventory as of March 31, 2021. The March 31, 2020 inventory balance of $9,590 was all raw materials.

NOTE 6 – CURRENT DEPOSITS

During the year ended March 31, 2021, the Company made a deposit of $100,000 on five new pieces of equipment. That equipment was subsequently delivered in April 2021. Refer to Note 14 – Subsequent Events.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 7 – EQUIPMENT

The Company had equipment net of accumulated depreciation of $1,625,022 and $1,265,559 as of March 31, 2021 and 2020, respectively, consisting of:

	March 31,
	2021	2020
Machinery	$1,908,400	$1,754,501
Computers	33,322	21,784
Furniture and Equipment	2,251	6,512
Leasehold Improvements	975	975
Vehicles	48,254	34,222
Total	1,993,202	1,817,994
Less: accumulated depreciation	(368,180)	(552,435)
Net carrying value	$1,625,022	$1,265,559

During the year ended March 31, 2021, the Company sold equipment having a book value of $541,634 for $465,000 resulting in a net loss of $76,634.

During the year ended March 31, 2021, a review of the Company’s useful lives for Machinery and Equipment resulted in a change in estimate that increased the useful lives from five to ten years. This determination was based on industry standards and management’s knowledge of the equipment and historical and future use of the equipment. The change in estimate was made prospectively. Leased assets included in Machinery and Equipment are all expected to transfer ownership to the Company at the end of the lease, thus depreciation is on useful life rather than the shorter of the lease term or useful life.

The company had depreciation expense of $128,190 and $256,343 as of March 31, 2021 and 2020.

During the year ended March 31, 2021, several pieces of equipment were paid off at negotiated amounts lower than the original finance lease. Book values of the assets were adjusted pursuant to ASC 842-20-40-2.

NOTE 8 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned. This is primarily composed of rent and sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $12,249 and $3,814 for the years ended March 31, 2021 and 2020, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 9 – OPERATING LEASES

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes guidance in ASC 840, Leases, which the Company adopted for the year ended March 31, 2020 under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application Results and disclosure requirements for reporting periods beginning after March 31, 2019 are presented under Topic 842 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022 which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing finance leases at that time. During the year ended March 31, 2021, the Company made total principal payments on operating leases of $66,207. There was a total operating lease liability of $90,728 as of March 31, 2021 of which $86,495 was current and $4,233 was long term.

The leases require future minimum payments as shown below:

Year ending March 31,
2022	99,724
2023	4,321
Total payments	104,045
Less: imputed interest	(13,317)

Operating lease liability, total	$90,728

The company recognized lease expense of $55,863 and $48,000 as of March 31, 2021 and 2020.

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

On May 11, 2020, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of 24 months commencing on May 1, 2020. The sublease requires monthly rental payments of $1,875. In addition, a verbal agreement was entered into on a month- to-month basis for additional space to sublet as needed for a monthly rental payment of $1,510.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 9 – OPERATING LEASES (CONTINUED)

The Company records sublease payments received as other income in the statement of operations. Sublease income of $38,310 and $45,900 was recognized during the years ended March 31, 2021 and 2020, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of March 31, 2021, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year ending March 31,
2022	36,900
2023	3,075
Other income from subleases, total	$39,975

NOTE 10 – FINANCING LEASES PAYABLE

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes guidance in ASC 840, Leases, which the Company adopted for the year ended March 31, 2020 under the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application Results and disclosure requirements for reporting periods beginning after March 31, 2019 are presented under Topic 842 while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company accounts for financing leases in accordance with ASC 842. As of March 31, 2021, the Company had two separate long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined these were financing leases based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the leases which totaled $347,512 as equipment. The leases require total monthly payments of $11,764.

As of March 31, 2021, there was a total of $252,996 of future payments due through April 2024 of which $5,348 are financing charges leaving a total principal balance of $247,648. Of the total principal balance due, $137,213 was current and $110,435 was long term as of March 31, 2021.

Future annual payments required under the financing leases through termination are as follows:

	Principal	Interest	Total
Year ended March 31,
2022	137,213	3,961	141,174
2023	105,773	1,221	106,994
2024	4,293	164	4,457
2025	369	2	371
Total	$247,648	$5,348	$252,996

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 10 – FINANCING LEASES PAYABLE (CONTINUED)

As of March 31, 2020, there was a total of $975,506 of future payments due through August 2023 of which $252,949 are financing charges leaving a total principal balance of $722,557. Of the total principal balance due, $340,3030 was current and $382,254 was long term as of March 31, 2020. These future payments related to five separate pieces of equipment, all of which were sold during the year ended March 31, 2021.

NOTE 11 – LOANS PAYABLE

As of March 31, 2021, the Company had outstanding four separate loan agreements.

●	On June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. As part of the agreement, the Company traded in its existing vehicle for total consideration of $19,464 resulting in a net loss recorded on the asset of $1,751. The loan carries interest at a rate of 6.59% per annum and matures in September 2025.

●	On May 1, 2020, the Company received loan proceeds in the amount of $14,304 under the Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The Company believes it has used the entire loan amount for qualifying expenses and is waiting to hear back on the loan forgiveness application that was submitted in April 2021.

●	On January 20, 2021, the Company entered into a short-term loan with a related party in the amount of $150,000. The agreement requires eleven monthly payments of $2,500 and the remaining balance due thereafter. The loan was secured by Company assets and by a personal guarantee by the CEO. The note bears an interest rate 4.017%.

●	On February 18, 2021, the Company entered into a verbal loan for equipment valued at $352,696 and requires twelve monthly payments of $12,000 with the balance due thereafter unless otherwise negotiated prior to maturity. The loan has no interest.

Total loans outstanding as of March 31, 2021 were $529,415 of which $273,528 was current and $255,887 was long term.

Total loans outstanding as of March 31, 2020 were $359,276 of which $333,249 was current and $26,027 was long term.

Total interest expense incurred as of March 31, 2021 and 2020 was $2,806 and $1,640.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 12 – CAPITAL STOCK

Authorized

The Company has authorized one hundred million (100,000,000) shares of common stock with $0.001 par value at March 31, 2021 and 2020.

At March 31, 2021 and 2020 the Company authorized twenty-five million (25,000,000) shares of preferred stock with $0.001 par value. Of the 25,000,000 authorized shares of preferred stock, 20,000,000 are designated as series A convertible stock and 5,000,000 designated as series B convertible stock.

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

Issued

During the year ended March 31, 2021, the Company accepted stock subscriptions to issue a total of 6,184,800 shares of common stock at $0.25 per share and 875,500 shares of common stock at $1.00 per share resulting in total cash proceeds of $2,931,760.

During the year ended March 31, 2021, the Company issued a total of 739,800 shares of Series B Convertible Preferred Stock for total cash proceeds of $517,860.

During the year ended March 31, 2021, 11,333,332 shares of Series A Convertible Preferred Stock were exchanged for 350,000 shares of Series B Convertible Preferred Stock.

During the year ended March 31, 2021, 2,000,000 shares of Series A Convertible Preferred Stock were converted into 20,000,000 shares of common stock.

During the year ended March 31, 2021, the Company paid $270,000 to a related party as a finders’ fee in conjunction with the sale of equity investments.

During the year ended March 31, 2020, the Company accepted stock subscriptions to issue a total of 176,000 shares of common stock at $0.25 per share resulting in total cash proceeds of $44,000.

TRIBUS ENTERPRISES, INC.

Notes to Consolidated Financial Statements

March 31, 2021

NOTE 12 – CAPITAL STOCK (CONTINUED)

During the year ended March 31, 2020, the Company issued a total of 2,544,375 shares of Series B Convertible Preferred Stock for total cash proceeds of $1,664,000. Of this amount, 1,138,625 shares of Series B Convertible Preferred Stock were issued to related parties for total cash proceeds of $820,550. Additionally, the Company paid approximately $170,000 to a related party as a finders’ fee in conjunction with the sale of equity investments.

There were 6,666,666; 4,999,800 and 34,421,158 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2021.

There were 19,999,998; 3,910,000 and 7,360,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2020.

NOTE 13 – LEGAL PROCEEDINGS

During the year ended March 31, 2020, the Company was a party to two separate lawsuits. As part of the settlement, the Company paid a total cash amount of $140,750 which was included in accounts payable and accrued liabilities as of March 31, 2020 and paid and settled as of March 31, 2021.

NOTE 14 – SUBSEQUENT EVENTS

In March 2021, the Company paid a deposit on five new pieces of equipment. In April 2021, the equipment was delivered, and a verbal loan agreement was entered into for the equipment valued at $1,199,900. The loan requires twelve monthly payments of $30,000 with the balance due thereafter unless otherwise negotiated prior to maturity. The loan has no interest.

Subsequent to March 31, 2021, the Company issued an additional 1,230,700 shares of common stock.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer Kendall Bertagnole and Principal Financial Officer, Kendall Bertagnole, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of March 31, 2021, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended March 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The names of our director and executive officers as of March 31, 2021 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers		OUR MANAGEMENT

Name	Age	Position
Kendall Bertagnole	37	President, CEO & Director

Directors, Executive Officers, Promoters and Control Persons

Kendall Bertagnole President-CEO-Director – Former electrical construction service Building Information Modeling specialist. His duties included fully coordinating 3D virtual models of commercial buildings to resolve coordination interferences between different disciplines to ultimately be able to pre-fabricate electrical designs off-site saving costly rework and downtime onsite. Mr. Bertagnole was a Project Manager for Merit Electric for 3- 1/2 years from September 2013 to February 2017 and before that a Project Manager for Casper Electric for 6 years from February 2007 to September 2013. Associates of Science – Drafting & Design – Casper College, B.A., DeVry University – Technical Management

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Washington

Limitation of Liability of Directors

Pursuant to the Washington Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

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

(a) Name and Principal Position	(b) Year	(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Kendall Bertagnole,
President & Director	2020	$68,750							$56,881
	2021	$72,500

*Salary is based on wages earned during the period, regardless of when cash was paid. There were total accrued wages of $44,520 as of March 31, 2021.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of March 31, 2021.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2021, certain information with respect to the beneficial ownership of shares of our common stock by:

(i)  each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Common Shares Beneficially Owned (*)	Percent of Class (**)	Number of Preferred Shares Beneficially Owned (*)	Percent of Class (**)
Tribus Innovations LLC	3808 N. Sullivan Rd. Building 13-D Spokane Valley, WA 99216	2,600,000	8%	0	0
Tommy Mills	216 1st Ave. E Deaver, WY 82421	20,000,000	58%	0	0
USA Tools, LLC	1140 Ivy Lane Casper, WY 82609	6,148,560	18%	739,800	6%
Kendall Bertagnole	1307 S. Drummond Rd. Spokane Valley, WA 99216	0	0	5,634,166	48%
Innovative Tools, LLC	1140 Ivy Lane Casper, WY 82609	0	0	1,857,500	16%

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

(**) Percent of class is calculated on the basis of the number of common shares outstanding on March 31, 2021 34,421,158 and preferred shares outstanding of 11,666,466.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by FRUCI & ASSOCIATES for years ended March 31, 2021 and 2020 were $25,750 and $18,250, respectively.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.The financial statements listed in Item 8. Financial Statements and Supplementary Data at page 11 are filed as part of this report.

2.Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit		Filed		Period
Number	Exhibit Description	herewith	Form	ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribus Enterprises, Inc.

By:

Kendall Bertagnole, CEO

Date: July 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Principal Executive Officer and Director	July 12, 2021
Kendall Bertagnole

Kendall Bertagnole	Principal Financial Officer	July 12, 2021