Form 10-Q
period 2021-06-30
Tribus Enterprises, Inc.
filed 2021-08-16
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2021 was 35,983,858 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$902,120	$390,197
Accounts Receivable (Note 5)	1,237	$3,374
Inventory, net of inventory valuation of $28,960 and $3,891, respectively (Note 6)	428,270	403,951
Prepaid expenses	270	270
Deposits, current (Note 7)	—	100,000
Total current assets	1,331,897	897,792

Deposits	10,240	10,240
Right of use asset, operating leases	75,404	93,929
Equipment, net of accumulated depreciation of $409,631 and $368,180, respectively (Note 8)	2,877,562	1,625,022

Total assets	$4,295,103	$2,626,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$332,784	$291,144
Deferred revenue (Note 9)	4,050	12,249
Operating lease liability, current (Note 10)	71,164	86,495
Finance lease, current (Note 11)	137,905	137,213
Loans payable, current (Note 12)	1,588,686	273,528
Total current liabilities	2,134,589	800,629

Operating lease liability, net of current portion (Note 10)	—	4,233
Finance lease, net of current portion (Note 11)	75,698	110,435
Loans payable, net of current portion (Note 12)	19,662	255,887
Other Long-Term Liabilities	6,297	6,255

Total liabilities	2,236,246	1,177,439

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 6,666,666 issued and outstanding at June 30, 2021 and March 31, 2021 (Note 13)	6,667	6,667
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,999,800 issued and outstanding at June 30, 2021 and March 31, 2021 (Note 13)	5,000	5,000
Common stock, $0.001 par value; 100,000,000 authorized; 35,551,858 and 34,421,158 issued and outstanding at June 30, 2021 and March 31, 2021, respectively (Note 13)	35,552	34,421
Additional paid in capital	7,309,403	6,249,834
Accumulated deficit	(5,297,765)	(4,846,378)
Total stockholders’ equity	2,058,857	1,449,544

Total liabilities and stockholders’ equity	$4,295,103	$2,626,983

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2021	2020
Revenue	$31,609	$7,454
Cost of goods sold	246,342	77,568
Gross margin	(214,733)	(70,114)

Operating expenses
Employee costs	142,740	46,527
Professional fees	51,823	10,998
General and administrative	47,051	36,485
Facilities	17,258	24,678
Research and development	—	12,781
Depreciation expense	3,945	79,987
Total operating expenses	262,817	211,456

Net loss from operations	(477,550)	(281,570)

Other income (expense)
Other income/(expense), net	29,252	146,443
Gain/(loss) on sale of equipment	—	(145,127)
Interest expense	(3,089)	(36,029)
Total other income (expense)	26,163	(34,713)

Income tax	—	—
Net and comprehensive loss	$(451,387)	$(316,283)

Net loss per share, basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding, basic and diluted	35,185,801	11,637,465

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total

Balance, March 31, 2020	19,999,998	$20,000	3,910,000	$3,910	7,360,858	$7,361	$3,600,752	$(3,718,479)	$(86,456)
Series B preferred stock issued for cash	—	—	739,800	740			517,120		517,860
Common stock issued for cash	—	—	—	—	6,184,800	6,185	1,540,016		1,546,201
Direct Incremental Costs	—	—	—	—	—	—	(200,000)		(200,000)
Net loss, three months ended June 30, 2020	—	—	—	—	—	—	—	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	20,000	4,649,800	4,650	13,545,658	13,546	5,457,888	(4,034,762)	1,461,322

Balance, March 31, 2021	6,666,666	$6,667	4,999,800	5,000	34,421,158	34,421	6,249,834	(4,846,378)	1,449,544
Common stock issued for cash	—	—	—	—	1,130,700	1,131	1,129,569	—	1,130,700
Direct Incremental Costs							(70,000)		(70,000)
Net loss, three months ended June 30, 2021	—	—	—	—	—	—	—	(451,387)	(451,387)
Balance, June 30, 2021	6,666,666	$6,667	4,999,800	$5,000	35,551,858	$35,552	$7,309,403	$(5,297,765)	$2,058,857

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(451,387)	$(316,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,976	99,250
Inventory Allowance	25,069	—
(Gain)/loss on sale of equipment	—	145,127
Loan Forgiveness	—	(131,720)
Changes in operating assets and liabilities:
Accounts receivable	2,137	—
Prepaid expenses	—	(20,873)
Prepaid inventory	—	—
Deposits, current	100,000	—
Deposits	—	3,502
Inventory	(49,388)	(22,185)
Accounts payable and accrued liabilities	41,640	(210,950)
Interest payable	—	(37,936)
Deferred rent	—	1,247
Estimated Warranty Liability	42	—
Deferred revenue	(8,199)	(3,814)
Sub lease security deposit	—	3,200
Net cash used in operating activities	(280,110)	(491,435)

Cash flows from investing activities
Purchase of equipment	(194,091)	(193,838)
Sale of equipment	—	370,000
Net cash provided by (used in) investing activities	(194,091)	176,162

Cash flows from financing activities
Repayments of finance leases	(34,045)	(403,942)
Payments of operating lease liability	(19,564)	(14,958)
Repayments of loans payable	(31,382)	(385,090)
Proceeds from Loan Payable	24,719	—
Proceeds from CARES Act Loan	—	14,304
Forgiveness of CARES Act Loan	(14,304)	—
Proceeds from sale of common stock	1,130,700	1,546,200
Proceeds from the sale of series B preferred stock	—	517,860
Payments of direct incremental costs associated with the sale of stock	(70,000)	(200,000)
Net cash provided by financing activities	986,124	1,074,374

Cash, beginning of period	390,197	150,741
Net change in cash	511,923	759,101
Cash, end of period	$902,120	$909,842

Supplemental cash flow information
Cash paid for interest	$3,089	$73,965
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Finance leases entered into for purchase of equipment	$—	$—
Loan entered into for purchase of equipment	$1,099,900	$146,340

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Tribus Enterprises, Inc. was formed to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have been issued a Patent Number 10,414,029. The Company’s ratcheting flare nut wrench product line, which includes line and O2/NOx sensor wrenches, are being sold in the hand tool industry. Historically there have been limited designs for the ratcheting flare nut wrench or the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus’ version of the ratcheting flare nut wrench breaks new ground in this market.

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

During the quarter ending June 30, 2021, the Company focused most of its’ efforts implementing new equipment to expand operations while fine-tuning engineering product designs. As such, sales during the quarter were minimal as production was down for most of the quarter.

NOTE 2 – UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended June 30, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2021 audited financial statements. The results of operations for the periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

June 30, 2021

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

The Company offers a lifetime warranty for manufacturing defects on products sold. The Company has estimated future costs that will be incurred under its lifetime warranty program based on its historical defect rate. The amount of estimated warranty liability was $3,097 and $3,055 as of June 30, 2021 and March 31, 2021, respectively.

The Company recognized revenues of $31,609 and $7,454 during the three months ended June 30, 2021 and 2020, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable represents money due to the Company for products sold and delivered but not yet paid. The accounts receivable balance was $1,237 and $3,374 as of June 30, 2021 and March 31, 2021, respectively.

NOTE 6 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility.

As of June 30, 2021, the Company’s finished goods inventory balance was $97,566. This balance is recorded net of inventory valuation of $28,960 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $243,255 in work in process inventory, $50,126 in raw material inventory, $54,422 in tooling inventory and $11,861 in packaging inventory as of June 30, 2021.

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

NOTE 7 - CURRENT DEPOSITS

During the year ended March 31, 2021, the Company made a deposit of $100,000 on five new pieces of equipment. That equipment was subsequently delivered in April 2021. Thus the balance at June 30, 2021 was $0.

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

As of June 30, 2021, the Company’s equipment net of accumulated depreciation was $2,877,562 and $1,625,022 as of March 31, 2021.

NOTE 9 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of June 30, 2021. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $4,050 and $12,249 as of June 30, 2021 and March 31, 2021, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2021

NOTE 10 – OPERATING LEASES

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

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the three months ended June 30, 2021, the Company made total principal payments on operating leases of $19,565. There was a total operating lease liability of $71,164 as of June 30, 2021 all of which was current.

Subsequent to June 30, 2021, the Company entered into a short-term lease for the rent of an additional warehouse that terminates on March 31, 2022. The future minimum payments associated with this lease are $32,645 and are included in the table below. The Company has elected not to apply the recognition requirements of ASC 842 because the lease is short-term. As such, the Company is not recording a right of use asset and operating liability for this lease. The lease payments will be recognized in net income on a straight-line basis over the lease term. As a result, the difference between the operating lease liability total reflected in the table below and the operating lease liability on the balance sheet relates to future minimum payments of this short-term lease.

The leases require future minimum payments as shown below:

Year Ending March 31,
2022	107,534
2023	4,321
111,855
Less imputed interest	(8,046)
Operating lease liability, total	$103,809

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

The Company records sublease payments received as other income in the statement of operations. Sublease income of $13,755 and $8,378 was recognized during the three months ended June 30, 2021 and 2020, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of June 30, 2021, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year Ending March 31,
2022	27,675
2023	3,075
Other income from subleases, total	$30,750

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2021

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

As of June 30, 2021, there was a total of $217,702 of future payments due through April 2024 of which $4,099 are financing charges leaving a total principal balance of $213,603. Of the total principal balance due, $137,905 was current and $75,698 was long term as of June 30, 2021.

Future annual payments required under the financing leases through termination are as follows:

Year Ending March 31,	Principal	Interest	Total

2022	103,168	2,712	105,880
2023	105,773	1,221	106,994
2024	4,293	164	4,457
2025	369	2	371
	$213,603	$4,099	$217,702

As of March 31, 2021, there was a total of $252,996 of future payments due through April 2024 of which $5,348 are financing charges leaving a total principal balance of $247,648. Of the total principal balance due, $137,213 was current and $110,435 was long term as of March 31, 2021.

NOTE 12 – LOANS PAYABLE

As of June 30, 2021, the Company had outstanding three separate loan agreements and one loan that was forgiven during the period.

●	June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. The loan carried interest at a rate of 6.59% per annum and matured in September 2025. On May 7, 2021, the Company refinanced this loan in the amount of $24,720. The new loan carries interest at 2.890% per annum and matures May 7, 2026.

●

On January 20, 2021, the Company entered into a short-term loan with a related party in the amount of $150,000. The agreement requires eleven monthly payments of $2,500 and the remaining balance due thereafter. The loan was secured by Company assets and by a personal guarantee by the CEO. The note bears an interest rate 4.017%.

●

On February 18, 2021, the Company entered into a verbal loan for equipment valued at $352,696. In April 2021 this verbal loan was modified to include an additional loan for equipment valued at $1,199,900. The combined loan requires twelve monthly payments of $42,000 with the balance due thereafter unless otherwise negotiated prior to maturity. The payments are due once the installation of the equipment has been completed. The loan has no interest.

●

On May 1, 2020, the Company received loan proceeds in the amount of $14,304 under the Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On June 16, 2021, the loan was fully forgiven.

Total loans outstanding as of June 30, 2021 were $1,608,348 of which $1,588,686 was current and $19,662 was long term.

Total loans outstanding as of March 31, 2021 were $529,415 of which $273,528 was current and $255,887 was long term.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

 June 30, 2021

NOTE 13 – CAPITAL STOCK

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

Issued

During the three months ended June 30, 2021, the Company accepted stock subscriptions to issue a total of 1,130,700 shares of common stock at $1.00 per share resulting in total cash proceeds of $1,130,700. Of this amount, 602,500 shares of common stock were issued to related parties for total cash proceeds of $602,500. Additionally, the Company paid approximately $70,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

June 30, 2021

NOTE 13 – CAPITAL STOCK (CONTINUED)

There were 6,666,666; 4,999,800 and 35,551,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of June 30, 2021.

There were 6,666,666; 4,999,800 and 34,421,158 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2021.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company issued an additional 432,000 shares of common stock, 249,000 of which were sold to related parties. In addition, the Company entered into a short-term lease for additional warehouse space on July 27, 2021. The lease term ends March 31, 2022 and calls for monthly lease payments of $4,000.

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

Tribus was formed to develop, manufacture, and market a compelling product line of innovative ratcheting flare nut wrenches which have been issued a Patent under Patent Number 10,414,029. The initial product line uses traditional manufacturing methods of metal forging, subtractive manufacturing (CNC milling), additive manufacturing (3D printing), and plastic injection molding.

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

Tribus’ ratcheting flare nut wrench product line, which includes line and O2/NOx sensor wrenches, are being sold in the hand tool industry. Historically there have been limited designs for the ratcheting flare nut and the traditional non-ratcheting flare nut wrench. These designs do not allow for small incremental movement in confined spaces, whereas Tribus’ version of the ratcheting flare nut wrench breaks new ground in this market.

Business/Marketing Strategy

Due to the wide application of Tribus Tools, Tribus has extensive marketing opportunities. Currently, Tribus has been selling its tools through on-line sales that include Facebook and Google ads and tool trucks. We also started selling our O2/NOx Sensor wrench on Amazon at the end of last year. While these efforts generated modest sales to date, it has provided Tribus with the feedback and assurance that the tools are needed, wanted, and provide value to our customers.

Liquidity and Capital Resources

As of June 30, 2021, Tribus had $1,331,897 in total current assets and total current liabilities of $2,134,589. Current assets consisted mainly of $902,120 of cash and $428,270 of inventory. Current liabilities consisted mainly of $332,784 of accounts payable and accrued liabilities, finance lease liabilities of $137,905, operating lease liabilities of $71,164 and current loans payable of $1,588,686.

Net cash used in operating activities was $280,110 compared to $491,435 for the three months ended June 30, 2021 and 2020, respectively. The majority of the difference relates to more cash being used for the payment of accounts payable and accrued liabilities during the three months ended June 30, 2020 compared to the same period in 2021.

Net cash used in investing activities was $194,091 compared to net cash provided by investing activities of $176,162 for the three months ended June 30, 2021 and 2020, respectively. The majority of the difference is related to the Company selling equipment in the three months ended June 30, 2020 which provided net cash in the amount of $370,000.

Net cash provided by financing activities was $986,124 and $1,074,374 for the three months ended June 30, 2021 and 2020, respectively. Compared to the three months ended June 30, 2021, more funds were raised from the sale of stock in 2020 which were partially offset by more payments of leases and loans during that same period.

Going Concern

The future of Tribus is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through a private placement offering. See Note 3 to the financial statements for additional information.

Results of Operations

Tribus generated revenues totaling $31,609 during the three months ended June 30, 2021 and $7,454 during the three months ended June 30, 2020. Total operating expenses were $262,817 and $211,456 during the three months ended June 30, 2021 and 2020, respectively. Net loss for the three months ended June 30, 2021 was $477,550 compared to $281,570 for the same period in 2020.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, inventory, revenue recognition and finance leases payable. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of March 31, 2021.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s Form 10K for the period ended March 31, 2021 filed July 12, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company accepted stock subscriptions to issue a total of 1,130,700 shares of common stock at $1.00 per share resulting in total cash proceeds of $1,130,700. Of this amount, 602,500 shares of common stock were issued to related parties for total cash proceeds of $602,500.

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

(b)     REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: August 16, 2021.

Tribus Enterprises, Inc.
Registrant

By:
Kendall Bertagnole
Chief Executive Officer