Form 10-Q
period 2021-09-30
Tribus Enterprises, Inc.
filed 2021-11-10
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 10, 2021 was 36,250,858 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$592,947	$390,197
Accounts Receivable (Note 5)	5,737	$3,374
Inventory, net of inventory valuation of $35,339 and $3,891, respectively (Note 6)	560,894	403,951
Prepaid expenses	4,982	270
Deposits, current (Note 7)	-	100,000
Total current assets	1,164,560	897,792

Deposits	14,240	10,240
Right of use asset, operating leases	55,625	93,929
Equipment and Intangibles, net of accumulated depreciation and amortization of $476,852 and $368,180, respectively (Note 8)	2,393,545	1,625,022

Total assets	$3,627,970	$2,626,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$200,063	$291,144
Deferred revenue (Note 9)	3,385	12,249
Operating lease liability, current (Note 10)	50,219	86,495
Finance lease, current (Note 11)	138,601	137,213
Loans payable, current (Note 12)	1,073,302	273,528
Total current liabilities	1,465,570	800,629

Operating lease liability, net of current portion (Note 10)	-	4,233
Finance lease, net of current portion (Note 11)	40,785	110,435
Loans payable, net of current portion (Note 12)	18,473	255,887
Other Long-Term Liabilities	6,685	6,255

Total liabilities	1,531,513	1,177,439

Commitments and contingencies

Stockholders' equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 6,666,666 issued and outstanding at September 30, 2021 and March 31, 2021 (Note 13)	6,667	6,667
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,999,800 issued and outstanding at September 30, 2021 and March 31, 2021 (Note 13)	5,000	5,000
Common stock, $0.001 par value; 100,000,000 authorized; 36,183,858 and 34,421,158 issued and outstanding at September 30, 2021 and March 31, 2021, respectively (Note 13)	36,184	34,421
Additional paid in capital	7,689,871	6,249,834
Accumulated deficit	(5,641,265)	(4,846,378)
Total stockholders' equity	2,096,457	1,449,544

Total liabilities and stockholders' equity	$3,627,970	$2,626,983

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue	$18,512	$5,345	$50,121	$12,799
Cost of goods sold	50,201	7,907	296,543	85,475
Gross margin	(31,689)	(2,562)	(246,422)	(72,676)

Operating expenses
Employee costs	247,705	83,224	390,445	129,751
Professional fees	34,453	19,396	86,276	30,394
General and administrative	139,913	45,648	186,964	82,133
Facilities	31,895	28,518	49,153	53,196
Research and development	-	-	-	12,781
Depreciation expense	42,670	24,564	46,615	104,551
Total operating expenses	496,636	201,350	759,453	412,806

Net loss from operations	(528,325)	(203,912)	(1,005,875)	(485,482)

Other income (expense)
Other income/(expense), net	(12,540)	(103,694)	16,712	42,749
Gain/(loss) on sale of equipment	-	110,980	-	(34,147)
Interest expense	(2,635)	(1,541)	(5,724)	(37,570)
Total other income (expense)	(15,175)	5,745	10,988	(28,968)

Income tax	-	-	-	-
Net and comprehensive loss	$(543,500)	$(198,167)	$(994,887)	$(514,450)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding, basic and diluted	35,954,249	13,545,658	35,572,125	12,596,775

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Total
									-
Balance, March 31, 2020	19,999,998	$20,000	3,910,000	$3,910	7,360,858	$7,361	$3,600,752	$(3,718,479)	$(86,456)
Series B preferred stock issued for cash	-	-	739,800	740			517,120		517,860
Common stock issued for cash	-	-	-	-	6,184,800	6,185	1,540,016		1,546,201
Direct Incremental Costs	-	-	-	-	-	-	(200,000)		(200,000)
Net loss, three months ended June 30, 2020	-	-	-	-	-	-	-	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	20,000	4,649,800	4,650	13,545,658	13,546	5,457,888	(4,034,762)	1,461,322

Net loss, three months ended September 30, 2020	-	-	-	-	-	-	-	(198,167)	(198,167)
Balance, September 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,232,929)	$1,263,155

Balance, March 31, 2021	6,666,666	$6,667	4,999,800	5,000	34,421,158	34,421	6,249,834	(4,846,378)	1,449,544
Common stock issued for cash	-	-	-	-	1,130,700	1,131	1,129,569	-	1,130,700
Direct Incremental Costs							(70,000)		(70,000)
Net loss, three months ended June 30, 2021	-	-	-	-	-	-	-	(451,387)	(451,387)
Balance, June 30, 2021	6,666,666	$6,667	4,999,800	$5,000	35,551,858	$35,552	$7,309,403	$(5,297,765)	$2,058,857

Common stock issued for cash					632,000	632	631,368		632,000
Direct Incremental Costs							(50,900)		(50,900)
Reclass of Prior Years' Incremental Costs							(200,000)	200,000	-
Net loss, three months ended June 30, 2021	-	-	-	-				(543,500)	(543,500)
Balance, September 30, 2021	6,666,666	$6,667	4,999,800	$5,000	36,183,858	$36,184	$7,689,871	$(5,641,265)	$2,096,457

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(994,887)	$(514,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,672	116,901
Change in Right of Use Assets	38,304	29,546
Inventory Allowance	31,448	24,940
(Gain)/loss on sale of equipment	-	34,561
Changes in operating assets and liabilities:
Accounts receivable	(2,363)	-
Prepaid expenses	(4,712)	15,511
Deposits, current	100,000	-
Deposits	(4,000)	31,097
Inventory	(188,391)	(201,634)
Accounts payable and accrued liabilities	(91,081)	(7,620)
Interest payable	-	(61,938)
Deferred rent	-	1,247
Estimated warranty liability	430	-
Deferred revenue	(8,864)	4,373
Sub lease security deposit	-	3,200
Payments of operating lease liability	(40,509)	(30,995)
Forgiveness of CARES Act Loan	(14,304)	-
Net cash used in operating activities	(1,070,257)	(555,261)

Cash flows from investing activities
Purchase of equipment	(274,597)	(416,347)
Sale of equipment	-	370,000
Net cash provided by (used in) investing activities	(274,597)	(46,347)

Cash flows from financing activities
Repayments of finance leases	(68,262)	(436,029)
Repayments of loans payable	(50,653)	(401,332)
Proceeds from Loan Payable	24,719	-
Proceeds from CARES Act Loan	-	14,304
Shareholder Contribution	-	(3,200)
Proceeds from sale of common stock	1,762,700	1,546,200
Proceeds from the sale of series B preferred stock	-	517,860
Payments of direct incremental costs associated with the sale of stock	(120,900)	(200,000)
Net cash provided by financing activities	1,547,604	1,037,803

Cash, beginning of period	390,197	150,741
Net change in cash	202,750	436,195
Cash, end of period	$592,947	$586,936

Supplemental cash flow information
Cash paid for interest	$5,724	$99,508
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Returned Equipment purchased through a finance lease	$(497,302)	$-
Finance leases entered into for purchase of equipment		265,980
Loan entered into for purchase of equipment	$1,099,900	$146,340

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

During the quarter ended September 30, 2021, the Company continued to focus most of its’ efforts implementing new equipment to expand operations while fine-tuning engineering product designs and machine programming. As such, sales during the quarter were minimal as production was down for half of the quarter.

In addition to manufacturing tools, the Company has been working on a software (web-based application) marketed under Mobile Tool Network to allow Mobile Tool Trucks to not only purchase Tribus products but also products from other manufacturers. The development was done in two phases. The first phase which was completed in September 2021 allows for on-line purchases. The second phase which will be marketed to Mobile Tool Trucks for purchase will include features to interface with their own customers, as well as have inventory management and reporting capabilities.

NOTE 2 – UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended September 30, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2021 audited financial statements. The results of operations for the periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing, and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

September 30, 2021

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

The Company offers a lifetime warranty for manufacturing defects on products sold. The Company has estimated future costs that will be incurred under its lifetime warranty program based on its historical defect rate. The amount of estimated warranty liability was $3,485 and $3,055 as of September 30, 2021 and March 31, 2021, respectively.

The Company recognized revenues of $18,512 and $5,345 during the three months ended September 30, 2021 and 2020, respectively and $50,121 and $12,799 during the six months ended September 30, 2021 and 2020, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable represents money due to the Company for products sold and delivered but not yet paid. The accounts receivable balance was $5,737 and $3,374 as of September 30, 2021 and March 31, 2021, respectively.

NOTE 6 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility.

As of September 30, 2021, the Company’s finished goods inventory balance was $109,830. This balance is recorded net of inventory valuation of $35,339 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $305,142 in work in process inventory, $60,274 in raw material inventory, $61,170 in tooling inventory and $9,329 in packaging inventory as of September 30, 2021.

In addition to the above, the Company had $50,488 of inventory related to other manufacturer’s tools and supplies as of September 30, 2021. The Company sells these items through Amazon and Mobile Tool Network.

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

NOTE 7 - CURRENT DEPOSITS

During the year ended March 31, 2021, the Company made a deposit of $100,000 on five new pieces of equipment. That equipment was subsequently delivered in April 2021. Thus, the balance at September 30, 2021 was $0.

NOTE 8 – EQUIPMENT AND INTANGIBLES

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

During the period ended September 30, 2021, the Company capitalized costs related to internal use software following guidance in ASC 350-40, Internal-Use Software. This software was placed into service with amortization beginning in September 2021. In addition, the Company is capitalizing costs associated with software to be marketed following guidance in ASC 985-20, Software – Costs of Software to Be Sold, Leased or Marketed. Amortization will begin once the software is completed. Certain costs totaling $69,624 associated with the software, that were previously expensed to professional fees in the quarter ended June 30, 2021, were capitalized in the current quarter.

As of September 30, 2021, the Company’s equipment and intangibles net of accumulated depreciation and amortization was $2,393,545 and $1,625,022 as of March 31, 2021.

NOTE 9 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of September 30, 2021. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $3,385 and $12,249 as of September 30, 2021 and March 31, 2021, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2021

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

On March 23, 2017, the Company entered into a lease agreement for the rent of warehouse space that terminates on April 30, 2022, which was amended on May 20, 2017. Additionally, on March 12, 2019, the Company entered into an additional lease for the rent of warehouse space that terminates on March 31, 2022.

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the six months ended September 30, 2021, the Company made total principal payments on operating leases of $40,510. There was a total operating lease liability of $50,219 as of September 30, 2021, all of which was current.

On July 27, 2021, the Company entered into a short-term lease for the rent of an additional warehouse that terminates on March 31, 2022. The future minimum payments associated with this lease are $24,000 and are included in the table below. The Company has elected not to apply the recognition requirements of ASC 842 because the lease is short-term. As such, the Company is not recording a right of use asset and operating liability for this lease. The lease payments will be recognized in net income on a straight-line basis over the lease term. As a result, the difference between the operating lease liability total reflected in the table below and the operating lease liability on the balance sheet relates to future minimum payments of this short-term lease.

The leases require future minimum payments as shown below:

Year Ending March 31,
2022		73,926
2023		4,321
	78,247
Less imputed interest		(4,028)
Operating lease liability, total		$74,219

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

The Company records sublease payments received as other income in the statement of operations. Sublease income of $13,898 and $17,643 was recognized during the six months ended September 30, 2021 and 2020, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of September 30, 2021, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year Ending March 31,
2022	18,450
2023	3,075
Other income from subleases, total	$21,525

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2021

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

The Company accounts for financing leases in accordance with ASC 842. As of September 30, 2021, the Company had two separate long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined these were financing leases based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the leases which totaled $347,512 as equipment. The leases require total monthly payments of $11,764.

As of September 30, 2021, there was a total of $182,408 of future payments due through April 2024 of which $3,022 are financing charges leaving a total principal balance of $179,386. Of the total principal balance due, $138,601 was current and $40,785 was long term as of September 30, 2021.

Future annual payments required under the financing leases through termination are as follows:

Year Ending March 31,	Principal	Interest	Total

2022	68,951	1,635	70,586
2023	105,773	1,221	106,994
2024	4,293	164	4,457
2025	369	2	372
	$179,386	$3,022	$182,408

As of March 31, 2021, there was a total of $252,996 of future payments due through April 2024 of which $5,348 are financing charges leaving a total principal balance of $247,648. Of the total principal balance due, $137,213 was current and $110,435 was long term as of March 31, 2021.

NOTE 12 – LOANS PAYABLE

As of September 30, 2021, the Company had outstanding three separate loan agreements and one loan that was forgiven.

●	June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. The loan carried interest at a rate of 6.59% per annum and matured in September 2025. On May 7, 2021, the Company refinanced this loan in the amount of $24,720. The new loan carries interest at 2.890% per annum and matures May 7, 2026.

●	On January 20, 2021, the Company entered into a short-term loan with a related party in the amount of $150,000. The agreement requires eleven monthly payments of $2,500 and the remaining balance due thereafter. The loan was secured by Company assets and by a personal guarantee by the CEO. The note bears an interest rate 4.017%.
●	On February 18, 2021, the Company entered into a verbal loan for equipment valued at $352,696. In April 2021 this verbal loan was modified to include an additional loan for equipment valued at $1,199,900. In September this verbal loan was further modified due to the return of 2 pieces of equipment. The modified amount of the verbal loan is $946,766. The combined loan requires twelve monthly payments of $30,000 with the balance due thereafter unless otherwise negotiated prior to maturity. The payments are due once the installation of the equipment has been completed. The loan has no interest.

●	On May 1, 2020, the Company received loan proceeds in the amount of $14,304 under the Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On June 16, 2021, the loan was fully forgiven.

Total loans outstanding as of September 30, 2021, were $1,091,775 of which $1,073,302 was current and $18,473 was long term.

Total loans outstanding as of March 31, 2021, were $529,415 of which $273,528 was current and $255,887 was long term.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

 September 30, 2021

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

Issued

During the three months ended September 30, 2021, the Company accepted stock subscriptions to issue a total of 632,000 shares of common stock at $1.00 per share resulting in total cash proceeds of $632,000. Of this amount, 432,000 shares of common stock were issued to related parties for total cash proceeds of $432,000. Additionally, the Company paid approximately $50,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

During the six months ended September 30, 2021, the Company accepted stock subscriptions to issue a total of 1,762,700 shares of common stock at $1.00 per share resulting in total cash proceeds of $1,762,700. Of this amount, 1,034,500 shares of common stock were issued to related parties for total cash proceeds of $1,034,500. Additionally, the Company paid approximately $120,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

During the three and six months ended September 30, 2021, the Company did not issue any preferred stock.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

September 30, 2021

NOTE 13 – CAPITAL STOCK (CONTINUED)

There were 6,666,666; 4,999,800 and 36,183,858 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of September 30, 2021.

There were 6,666,666; 4,999,800 and 34,421,158 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of March 31, 2021.

During the quarter ended September 30, 2021, $200,000 in finder fees were identified as being classified incorrectly in prior years. As a result, an entry was made to reclass $200,000 from Retained Earnings to Additional Paid in Capital. As both Retained Earnings and Additional Paid in Capital are included in Total Stockholder’s Equity there was no effect on the total nor did the entry have any effect on previously reported results of operations. The finder fees were paid to the same related party as paid in current and previous periods.

Basic Net Loss Per Share

Basic net loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. The weighted average number of common shares during the three and six months ended September 30, 2021 were 35,954,249 and 35,572,125, respectively. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are approximately 86,666,000 of potentially issuable shares through the conversion of preferred stock. These shares are excluded from the calculation as the impact of those shares are anti-dilutive in the current period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company issued an additional 67,000 shares of common stock and paid $10,000 in finders fees to a related party.

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

Liquidity and Capital Resources

As of September 30, 2021, Tribus had $1,164,560 in total current assets and total current liabilities of $1,465,570. Current assets consisted mainly of $592,947 of cash and $560,894 of inventory. Current liabilities consisted mainly of $200,063 of accounts payable and accrued liabilities, finance lease liabilities of $138,601, operating lease liabilities of $50,219 and current loans payable of $1,073,302.

Net cash used in operating activities was $1,015,444 compared to $524,266 for the six months ended September 30, 2021 and 2020, respectively. The increase in net cash used in operating activities was the result of our net loss increasing. See results of operations for further information.

Net cash used in investing activities was $274,597 and $46,347 for the six months ended September 30, 2021 and 2020, respectively. The majority of the difference is related to the Company selling equipment in the six months ended September 30, 2020, which provided net cash in the amount of $370,000.

Net cash provided by financing activities was $1,492,791 and $1,006,808 for the six months ended September 30, 2021 and 2020, respectively. Compared to the six months ended September 30 more funds were raised from the sale of stock in 2021 than in 2020. In addition, repayments of finance leases was significantly lower in the six months ended September 30, 2021 than in 2020.

Going Concern

The future of Tribus is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through a private placement offering. See Note 3 to the financial statements for additional information.

Results of Operations

Tribus generated revenues totaling $50,121 during the six months ended September 30, 2021 and $12,799 during the six months ended September 30, 2020. Total operating expenses were $759,453 and $412,806 during the six months ended September 30, 2021 and 2020, respectively. Net loss for the six months ended September 30, 2021 was $994,887 compared to $514,450 for the same period in 2020. Most of the increase in net loss was the result of increased employee costs of approximately $261,000, an increase in general and administrative costs of $105,000 and inventory of $212,000 being written off to scrap or loss on obsolete inventory.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: going concern, inventory, revenue recognition and finance leases payable. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. In addition, certain prior year amounts have been reclassified for comparative purposes to conform to the current-year financial statement presentation. These reclassifications had no effect on previously reported results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) our disclosure controls and procedures were not effective as of March 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company accepted stock subscriptions to issue a total of 632,000 shares of common stock at $1.00 per share resulting in total cash proceeds of $632,000. Of this amount, 432,000 shares of common stock were issued to related parties for total cash proceeds of $432,000.

 During the six months ended September 30, 2021, the Company accepted stock subscriptions to issue a total of 1,762,700 shares of common stock at $1.00 per share resulting in total cash proceeds of $1,762,700. Of this amount, 1,034,500 shares of common stock were issued to related parties for total cash proceeds of $1,034,500.

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

(b)     REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: November 10, 2021.

Tribus Enterprises, Inc.
Registrant

By:	/s/ Kendall Bertagnole
Kendall Bertagnole
Chief Executive Officer