Form 10-Q
period 2021-12-31
Tribus Enterprises, Inc.
filed 2022-02-14
CIK 1706573

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 14, 2022 was 37,888,658 shares.

ITEM 1. FINANCIAL STATEMENTS

TRIBUS ENTERPRISES, INC.

UNADUITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Condensed Consolidated Balance Sheets	1
Unaudited Condensed Consolidated Statements of Operations	2
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity	3
Unaudited Condensed Consolidated Statements of Cash Flows	4
Notes to Unaudited Condensed Consolidated Financial Statements	5 - 10

TRIBUS ENTERPRISES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	March 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$424,278	$390,197
Accounts receivable (Note 5)	52,974	$3,374
Inventory, net of inventory valuation of $41,931 and $3,891, respectively (Note 6)	654,749	403,951
Prepaid expenses	11,396	270
Deposits, current (Note 7)	-	100,000
Total current assets	1,143,397	897,792

Deposits	14,240	10,240
Right of use asset, operating leases	34,508	93,929
Equipment and intangibles, net of accumulated depreciation of $552,930 and $368,180, respectively (Note 8)	2,364,288	1,625,022

Total assets	$3,556,433	$2,626,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$252,049	$291,144
Deferred revenue (Note 9)	3,385	12,249
Operating lease liability, current (Note 10)	27,937	86,495
Finance lease, current (Note 11)	139,302	137,213
Loans payable, current (Note 12)	1,037,160	273,528
Total current liabilities	1,459,833	800,629

Operating lease liability, net of current portion (Note 10)	-	4,233
Finance lease, net of current portion (Note 11)	5,696	110,435
Loans payable, net of current portion (Note 12)	17,274	255,887
Other long-term liabilities	6,642	6,255

Total liabilities	1,489,445	1,177,439

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock, $0.001 par; 20,000,000 authorized; 6,666,666 issued and outstanding at December 31, 2021 and March 31, 2021 (Note 13)	6,667	6,667
Series B convertible preferred stock, $0.001 par; 5,000,000 authorized; 4,999,800 issued and outstanding at December 31, 2021 and March 31, 2021 (Note 13)	5,000	5,000
Common stock, $0.001 par value; 100,000,000 authorized; 36,549,358 and 34,421,158 issued and outstanding at December 31, 2021 and March 31, 2021, respectively (Note 13)	36,549	34,421
Additional paid in capital	8,015,006	6,249,834
Accumulated deficit	(5,996,234)	(4,846,378)
Total stockholders' equity	2,066,988	1,449,544

Total liabilities and stockholders’ equity	$3,556,433	$2,626,983

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenue	$156,556	$68,162	$206,677	$80,961
Cost of goods sold	203,379	53,092	499,922	138,567
Gross margin	(46,823)	15,070	(293,245)	(57,606)

Operating expenses
Employee costs	163,169	107,627	553,614	237,378
Professional fees	17,774	40,114	104,050	70,508
General and administrative	98,352	42,499	285,316	124,632
Facilities	15,895	21,184	65,048	74,380
Research and development	-	-	-	12,781
Depreciation expense	13,185	19,825	59,800	124,376
Total operating expenses	308,375	231,249	1,067,828	644,055

Net loss from operations	(355,198)	(216,179)	(1,361,073)	(701,661)

Other income (expense)
Other income/(expense), net	2,621	14,282	19,333	57,031
Gain/(loss) on sale of equipment	-	-	-	(34,147)
Interest expense	(2,392)	(5,654)	(8,116)	(43,224)
Total other income (expense)	229	8,628	11,217	(20,340)

Income tax	-	-	-	-
Net and comprehensive loss	$(354,969)	$(207,551)	$(1,349,856)	$(722,001)

Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares outstanding, basic and diluted	36,269,836	13,545,658	35,805,541	12,914,220

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Series A Convertible Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Total
									-
Balance, March 31, 2020	19,999,998	$20,000	3,910,000	$3,910	7,360,858	$7,361	$3,600,752	$(3,718,479)	$(86,456)
Series B preferred stock issued for cash	-	-	739,800	740			517,120		517,860
Common stock issued for cash	-	-	-	-	6,184,800	6,185	1,540,016		1,546,201
Direct incremental costs	-	-	-	-	-	-	(200,000)		(200,000)
Net loss, three months ended June 30, 2020	-	-	-	-	-	-	-	(316,283)	(316,283)
Balance, June 30, 2020	19,999,998	20,000	4,649,800	4,650	13,545,658	13,546	5,457,888	(4,034,762)	1,461,322

Net loss, three months ended September 30, 2020	-	-	-	-	-	-	-	(198,167)	(198,167)
Balance, September 30, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,232,929)	$1,263,155

Net loss, three months ended December 31, 2020	-	-	-	-	-	-	-	(207,551)	(207,551)
Balance, December 31, 2020	19,999,998	$20,000	4,649,800	$4,650	13,545,658	$13,546	$5,457,888	$(4,440,480)	$1,055,604

Balance, March 31, 2021	6,666,666	$6,667	4,999,800	5,000	34,421,158	34,421	6,249,834	(4,846,378)	1,449,544
Common stock issued for cash	-	-	-	-	1,130,700	1,131	1,129,569	-	1,130,700
Direct incremental costs							(70,000)		(70,000)
Net loss, three months ended June 30, 2021	-	-	-	-	-	-	-	(451,387)	(451,387)
Balance, June 30, 2021	6,666,666	$6,667	4,999,800	$5,000	35,551,858	$35,552	$7,309,403	$(5,297,765)	$2,058,857

Common stock issued for cash	-	-	-	-	632,000	632	631,368		632,000
Direct incremental costs							(50,900)		(50,900)
Reclass of prior years' incremental costs							(200,000)	200,000	-
Net loss, three months ended September 30, 2021								(543,500)	(543,500)
Balance, September 30, 2021	6,666,666	$6,667	4,999,800	$5,000	36,183,858	$36,184	$7,689,871	$(5,641,265)	$2,096,457

Common stock issued for cash	-	-	-	-	365,500	365	365,135		365,500
Direct incremental costs							(40,000)		(40,000)
Net loss, three months ended December 31, 2021								(354,969)	(354,969)
Balance, December 31, 2021	6,666,666	$6,667	4,999,800	$5,000	36,549,358	$36,549	$8,015,006	$(5,996,234)	$2,066,988

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(1,349,856)	$(722,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	184,750	156,123
Change in right of use assets	59,421	45,822
Inventory allowance	10,347	8,604
(Gain)/loss on sale of equipment	-	34,562
Changes in operating assets and liabilities:
Accounts receivable	(49,600)	(2,411)
Prepaid expenses	(11,126)	15,511
Deposits, current	100,000	-
Deposits	(4,000)	31,097
Inventory	(261,145)	(358,303)
Accounts payable and accrued liabilities	(39,095)	34,189
Interest payable	-	(61,938)
Deferred rent	-	1,247
Estimated warranty liability	387	-
Deferred revenue	(8,864)	(3,429)
Sub lease security deposit	-	3,200
Payments of operating lease liability	(62,791)	(48,056)
Forgiveness of CARES act loan	(14,304)
Net cash used in operating activities	(1,445,876)	(865,783)

Cash flows from investing activities
Purchase of equipment	(321,417)	(438,303)
Sale of equipment	-	370,000
Net cash used in investing activities	(321,417)	(68,303)

Cash flows from financing activities
Repayments of finance leases	(102,651)	(447,671)
Repayments of loans payable	(87,994)	(412,566)
Proceeds from loan payable	24,719	-
Proceeds from CARES act loan	-	14,304
Shareholder contribution	-	(3,200)
Proceeds from sale of common stock	2,128,200	1,546,200
Proceeds from the sale of series B preferred stock	-	517,860
Payments of direct incremental costs associated with the sale of stock	(160,900)	(200,000)
Net cash provided by financing activities	1,801,374	1,014,927

Cash, beginning of period	390,197	150,741
Net change in cash	34,081	80,841
Cash, end of period	$424,278	$231,582

Supplemental cash flow information
Cash paid for interest	$8,116	$105,162
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Returned equipment purchased through a finance lease	$(497,302)	$-
Finance leases entered into for purchase of equipment		280,012
Loan entered into for purchase of equipment	$1,099,900	$146,340

The accompanying notes are an integral part of these consolidated financial statements.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2021

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

Due to the wide application of Tribus Tools, Tribus has extensive marketing opportunities. Currently, Tribus has been selling its tools through on-line sales that include Facebook and Google ads, mobile tool trucks and Amazon. In addition, Tribus is working with different distributors to increase sales.

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

NOTE 2 – UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended December 31, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2021 audited financial statements. The results of operations for the period ended December 31, 2021 are not necessarily indicative of the operating results for the full year. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tribus Innovations LLC. All intercompany balances and transactions are eliminated on consolidation.

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

December 31, 2021

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

The Company offers a lifetime warranty for manufacturing defects on products sold. The Company has estimated future costs that will be incurred under its lifetime warranty program based on its historical defect rate. The amount of estimated warranty liability was $3,442 and $3,055 as of December 31, 2021 and March 31, 2021, respectively.

The Company recognized revenues of $156,556 and $68,162 during the three months ended December 31, 2021 and 2020, respectively and $206,677 and $80,961 during the nine months ended December 31, 2021 and 2020, respectively.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable represents money due to the Company for products sold and delivered but not yet paid. The accounts receivable balance was $52,974 and $3,374 as of December 31, 2021 and March 31, 2021, respectively.

NOTE 6 - INVENTORY

The Company recognizes the cost of inventory through cost of goods sold as product is shipped to customers on an average cost basis. The value of inventory is carried at the lower of cost or market of raw materials purchased to manufacture the finished goods, direct labor associated with manufacturing and certain overhead related to the manufacturing facility.

As of December 31, 2021, the Company’s finished goods inventory balance was $63,593. This balance is recorded net of inventory valuation of $14,238 in order to bring the value of finished goods inventory to the lower of cost or market. In addition, the Company had $381,395 in work in process inventory, $43,595 in raw material inventory, $59,940 in tooling inventory and $8,803 in packaging inventory as of December 31, 2021.

In addition to the above, the Company had $111,661 of inventory related to other manufacturer’s tools and supplies as of December 31, 2021. The Company sells these items through Amazon and Mobile Tool Network.

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

NOTE 7 - CURRENT DEPOSITS

During the year ended March 31, 2021, the Company made a deposit of $100,000 on five new pieces of equipment. That equipment was subsequently delivered in April 2021. Thus, the balance at December 31, 2021 was $0.

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

As of December 31, 2021, the Company’s equipment and intangibles net of accumulated depreciation and amortization was $2,364,288 and $1,625,022 as of March 31, 2021.

NOTE 9 - DEFERRED REVENUE

Deferred revenue represents revenues collected but not earned as of December 31, 2021. This is primarily composed of rent or sales revenue received in advance of goods or services being delivered. The balance of deferred revenue was $3,385 and $12,249 as of December 31, 2021 and March 31, 2021, respectively.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2021

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

On April 1, 2019, the Company recorded a right of use asset and operating lease liability totaling $207,359 using an imputed interest rate of 25% on its operating leases, equal to the approximate weighted average interest rate imputed on the Company’s existing capital leases. During the nine months ended December 31, 2021, the Company made total principal payments on operating leases of $62,792. There was a total operating lease liability of $27,937 as of December 31, 2021, all of which was current.

On July 27, 2021, the Company entered into a short-term lease for the rent of an additional warehouse that terminates on March 31, 2022. The future minimum payments associated with this lease are $12,000 and are included in the table below. The Company has elected not to apply the recognition requirements of ASC 842 because the lease is short-term. As such, the Company is not recording a right of use asset and operating liability for this lease.

On December 16, 2021, the Company entered into a short-term lease for the rent of a warehouse that begins on January 1, 2022 and terminates on December 31, 2022. The future minimum payments associated with this lease are $57,600 and are included in the table below. The Company has elected not to apply the recognition requirements of ASC 842 because the lease is short-term. As such, the Company is not recording a right of use asset and operating liability for this lease.

The lease payments for these two short-term leases are recognized in net income on a straight-line basis over the lease term. As a result, the difference between the operating lease liability total reflected in the table below and the operating lease liability on the balance sheet relates to future minimum payments of these short-term leases.

The leases require future minimum payments as shown below:

Year Ending March 31,
2022	51,363
2023	47,521
future minimum payments	98,884
Less imputed interest	(1,347)
Operating lease liability, total	$97,537

On May 8, 2019, the Company entered into a sublease agreement whereby it sublet a portion of its space for a period of twelve months commencing on May 1, 2019. The sublease requires a prorated amount of rent of $1,800 for May 2019 followed by eleven monthly payments of $4,100 through April 2020. On May 28, 2020, a new sublease agreement was entered into for a period of 23 months commencing on June 1, 2020. The sublease requires monthly rental payments of $1,200.

On May 11, 2020, the Company entered into a separate sublease agreement whereby it will sublet a portion of its space for a period of 24 months commencing on May 1, 2020. The sublease requires monthly rental payments of $1,875. In addition, a verbal agreement was entered into on a month-to-month basis for additional space to sublet as needed for a monthly rental payment of $1,510.

The Company records sublease payments received as other income in the statement of operations. Sublease income of $41,265 and $31,540 was recognized during the nine months ended December 31, 2021 and 2020, respectively. The Company has not been released from its obligations under the master lease and accounts for rental income from subleases on a straight-line basis monthly. As of December 31, 2021, the sublease did not impair the right of use asset recorded as part of the master lease agreement.

The subleases provide future income as shown below:

Year Ending March 31,
2022	9,225
2023	3,075
Other income from subleases, total	$12,300

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2021

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

The Company accounts for financing leases in accordance with ASC 842. As of December 31, 2021, the Company had two separate long-term leases for equipment that grants the Company the option to purchase the underlying asset at lease termination that the Company is reasonably certain to exercise. The Company determined these were financing leases based on the reasonable certainty the Company will exercise its right to purchase the underlying assets and capitalized the net present value of the leases which totaled $347,512 as equipment. The leases require total monthly payments of $11,764.

As of December 31, 2021, there was a total of $147,116 of future payments due through April 2024 of which $2,118 are financing charges leaving a total principal balance of $144,998. Of the total principal balance due, $139,302 was current and $5,696 was long term as of December 31, 2021.

Future annual payments required under the financing leases through termination are as follows:

Year Ending March 31,	Principal	Interest	Total

2022	34,562	731	35,293
2023	105,773	1,221	106,994
2024	4,293	164	4,457
2025	370	2	372
	$144,998	$2,118	$147,116

As of March 31, 2021, there was a total of $252,996 of future payments due through April 2024 of which $5,348 are financing charges leaving a total principal balance of $247,648. Of the total principal balance due, $137,213 was current and $110,435 was long term as of March 31, 2021.

NOTE 12 – LOANS PAYABLE

As of December 31, 2021, the Company had outstanding three separate loan agreements and one loan that was forgiven.

●	June 1, 2019, the Company entered into a loan to borrow $34,222 to purchase a vehicle. The loan carried interest at a rate of 6.59% per annum and matured in September 2025. On May 7, 2021, the Company refinanced this loan in the amount of $24,720. The new loan carries interest at 2.890% per annum and matures May 7, 2026.
●	On January 20, 2021, the Company entered into a short-term loan with a related party in the amount of $150,000. The agreement requires eleven monthly payments of $2,500 and the remaining balance due thereafter. The loan was secured by Company assets and by a personal guarantee by the CEO. The note bears an interest rate 4.017%.
●	On February 18, 2021, the Company entered into a verbal loan for equipment valued at $352,696. In April 2021 this verbal loan was modified to include an additional loan for equipment valued at $1,199,900. In September this verbal loan was further modified due to the return of 2 pieces of equipment. The modified amount of the verbal loan is $946,766. The combined loan requires twelve monthly payments of $30,000 with the balance due thereafter unless otherwise negotiated prior to maturity. The payments are due once the installation of the equipment has been completed. The loan has no interest.
●	On May 1, 2020, the Company received loan proceeds in the amount of $14,304 under the Paycheck Protection Program. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. On June 16, 2021, the loan was fully forgiven.

Total loans outstanding as of December 31, 2021, were $1,054,434 of which $1,037,160 was current and $17,274 was long term.

Total loans outstanding as of March 31, 2021, were $529,415 of which $273,528 was current and $255,887 was long term.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

 December 31, 2021

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

Issued

During the three months ended December 31, 2021, the Company accepted stock subscriptions to issue a total of 365,500 shares of common stock at $1.00 per share resulting in total cash proceeds of $365,500. Of this amount, all shares of common stock were issued to related parties. Additionally, the Company paid approximately $10,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. In addition, the Company accrued $30,000 in finders’ fees during the quarter ended December 31, 2021 which was subsequently paid to a related party. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

During the nine months ended December 31, 2021, the Company accepted stock subscriptions to issue a total of 2,128,200 shares of common stock at $1.00 per share resulting in total cash proceeds of $2,128,200. Of this amount, 1,400,000 shares of common stock were issued to related parties for total cash proceeds of $1,400,000. Additionally, the Company paid approximately $130,000 to a related party as a finders’ fee in conjunction with the sale of equity investments. In addition, the Company accrued $30,000 in finders’ fees during the quarter ended December 31, 2021 which was subsequently paid to a related party. The finder’s fee is considered a direct incremental cost associated with the sale of the stock and as such is treated as a reduction to the proceeds and, accordingly as an offset to additional paid in capital.

During the three and nine months ended December 31, 2021, the Company did not issue any preferred stock.

TRIBUS ENTERPRISES, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

December 31, 2021

NOTE 13 – CAPITAL STOCK (CONTINUED)

There were 6,666,666; 4,999,800 and 36,549,358 shares of Series A Convertible Preferred Stock, Series B Preferred Stock and Common Stock issued and outstanding as of December 31, 2021.

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

Basic Net Loss Per Share

Basic net loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. The weighted average number of common shares during the three and nine months ended December 31, 2021 were 36,269,836 and 35,805,541, respectively. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are approximately 86,666,000 of potentially issuable shares through the conversion of preferred stock. These shares are excluded from the calculation as the impact of those shares are anti-dilutive in the current period.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company issued an additional 1,339,300 shares of common stock of which 376,100 was issued to a related party. In addition, the Company paid $180,000 in finders fees to a related party.

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

Business/Marketing Strategy

Due to the wide application of Tribus Tools, Tribus has extensive marketing opportunities. Currently, Tribus has been selling its tools through on-line sales that include Facebook and Google ads, mobile tool trucks and Amazon. In addition, Tribus is working with different distributors to increase sales.

Mobile Tool Network (MTN) has three main areas of focus which include increasing the functionality of the software, building relationships with manufacturers to obtain advantageous product selections and pricing and grow the number of Mobile Tool Truck customers.

Liquidity and Capital Resources

As of December 31, 2021, Tribus had $1,143,397 in total current assets and total current liabilities of $1,459,833. Current assets consisted mainly of $424,278 of cash and $654,749 of inventory. Current liabilities consisted mainly of $252,049 of accounts payable and accrued liabilities, finance lease liabilities of $139,302, operating lease liabilities of $27,937 and current loans payable of $1,037,160.

Net cash used in operating activities was $1,445,876 compared to $865,783 for the nine months ended December 31, 2021 and 2020, respectively. The increase in net cash used in operating activities was the result of our net loss increasing. See results of operations for further information.

Net cash used in investing activities was $321,417 and $68,303 for the nine months ended December 31, 2021 and 2020, respectively. The majority of the difference is related to the Company selling equipment in the nine months ended December 31, 2020, which provided net cash in the amount of $370,000.

Net cash provided by financing activities was $1,801,374 and $1,014,927 for the nine months ended December 31, 2021 and 2020, respectively. Compared to the nine months ended December 31, 2020 repayments of finance leases and loans payable were approximately $670,000 lower in the nine months ended December 31, 2021.

Going Concern

The future of Tribus is dependent upon its ability to obtain financing and upon future profitable operations. Management is currently seeking additional capital through a private placement offering. See Note 3 to the financial statements for additional information.

Results of Operations

Tribus generated revenues totaling $206,677 during the nine months ended December 31, 2021 and $80,961 during the nine months ended December 31, 2020. The majority of the revenue generated during this period in 2021 occurred during the three months ended December 31, 2021 with the introduction of Mobile Tool Network. Of the $206,677 revenue generated, $126,423 was generated by MTN in the three months ended December 31, 2021.

Total operating expenses were $1,067,828 and $644,055 during the nine months ended December 31, 2021 and 2020, respectively. Net loss for the nine months ended December 31, 2021 was $1,349,856 compared to $722,001 for the same period in 2020. Most of the increase in net loss was the result of increased employee costs of approximately $316,000, an increase in general and administrative costs of $161,000 and inventory of $275,000 being written off to scrap or loss on obsolete inventory.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2021, the Company accepted stock subscriptions to issue a total of 365,500 shares of common stock at $1.00 per share resulting in total cash proceeds of $365,500. Of this amount, all shares of common stock were issued to related parties.

During the nine months ended December 31, 2021, the Company accepted stock subscriptions to issue a total of 2,128,200 shares of common stock at $1.00 per share resulting in total cash proceeds of $2,128,200. Of this amount, 1,400,000 shares of common stock were issued to related parties for total cash proceeds of $1,400,000.

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

(b)     REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: February 14, 2022.

Tribus Enterprises, Inc.
Registrant

By:	/s/ Kendall Bertagnole
Kendall Bertagnole
Chief Executive Officer